Form 10QSB
period 2000-03-31
RC HOLDING CORP
filed 2000-05-01
CIK 1100886

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended March 31, 2000

                                                      Commission File No 1-15613

                                 RC HOLDING CORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                    13-4025362
--------------------------                  -----------------------
(State or other jurisdiction                (IRS Employer ID Number)
of incorporation or organization)

             515 Madison Avenue,21st Floor,New York, New York 10022
            ---------------------------------------------------------
               (Address of principal executive offices     (Zip Code)

Registrant's Telephone Number including area code (212) 688-4668


                                      N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                           Yes   x              No
                               -----               ----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.

Common Stock, Par Value $.001                     600,000
-----------------------------       --------------------------------
            Class                     Outstanding at March 31, 2000


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     RC Holding Corp.


                                            By: /s/ John R. Rice, III
                                                -----------------------------
                                                 John R. Rice, III, President

Dated:  April 26, 2000

                                RC HOLDING CORP.
                          (A Development Stage Company)
                                INCOME STATEMENT
                      FOR THE QUARTER ENDED MARCH 31, 2000





Sales                                                                   12,813

Cost of Sales                                                                0

                                                               ----------------
     Gross Profit                                                       12,813

Selling and Administrative                                               1,740

Other Income (Expenses) Net

                                                               ----------------
Net Income (Loss) Before Taxes                                          11,073

Provision For Income Taxes

                                                               ----------------
     Net Income (Loss)                                                  11,073
                                                               ================

Net Income (Loss) Per Share                                         0.01845495
                                                               ================

Average Number of Shares Outstanding                                   600,000
                                                               ----------------

                                RC HOLDING CORP.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 MARCH 31, 2000

CURRENT ASSETS:

     Subscriptions Receivable                                              359
     Accounts Receivable                                                12,813
                                                                  -------------
          TOTAL CURRENT ASSETS                                          13,172

                                                                  -------------
     TOTAL ASSETS                                                       13,172
                                                                  =============


LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES:

     Accounts Payable and Accrued Expenses                              13,001

STOCKHOLDERS EQUITY:

     Common stock - $0.001 par value, 600,000 shares authorized,           600
     600,000 shares issued & outstanding.
     Paid - in capital                                                       0
     Accumulated Deficit                                                  (429)

                                                                  -------------
          TOTAL STOCKHOLDERS EQUITY                                        171

                                                                  -------------
     TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                          13,172
                                                                  =============

                                RC HOLDING CORP.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                      FOR THE QUARTER ENDED MARCH 31, 2000

CASH FLOW FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                                  11,073

     Changes in assets and liabilities
         Increase (Decrease) in accounts payable                         1,740
                                                                  ------------

     CASH PROVIDED (USED) BY OPERATING ACTIVITIES                       12,813
                                                                  ------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Issuance of Common Stock                                                -
     Additional Paid in Capital                                              -
                                                                             -
                                                                  ------------
     CASH PROVIDED (USED) BY FINANCING ACTIVITIES                            -

NET INCREASE (DECREASE) IN CASH                                         12,813

CASH AT BEGINNING OF QUARTER                                                 -
                                                                  ------------

CASH AT END OF QUARTER                                                  12,813
                                                                  ============

RC Holding Corp.
Notes to Quarterly Financial Statements
March 31, 2000

Note 1 - Organization and Summary of Significant Accounting Policies

Organization:              On November 22, 1996 RC Holding Corp. (the "Company")
                           was incorporated under the laws of Delaware, to engage in any business, which is permitted by General
                           Corporation Law of Delaware.

                           The majority of the shareholders voted on February 10, 2000 at the Company's annual meeting to change the corporate domicile from Delaware to Nevada.

                           The majority of the shareholders voted on February 10, 2000 at the Company's annual meeting to change the corporate name from RC Holding Corp. to RICH Holding Corp. As of the date of this financial statement the Certificate of Amendment to the Articles of Incorporation have not been filed by the Company's legal counsel.

Operations:                The  majority of the  shareholders  voted on February
                           10, 2000 at the Company's annual meeting to divide the Company into four operating divisions and to commence operations in each and simultaneously seek out the acquisition of operating companies in the following business sectors: (i) financial services industry; (ii) consumer products industry; (iii)
                           E-commerce industry; and, (iv) emerging technology.

                           In February 2000 the Company entered into an agreement with MSA Apparel Corp. of New York to provide all of its back office support services for a fee of 5% of sales. Shipments for the month of March 2000 totaled $256,259.40. MSA Apparel is projecting sales of $9,000,000 for the remained of calendar year 2000. The Company is in negotiations with other small apparel contract manufacturers to provide back office support services.

Income Taxes:              Income  taxes  are  provided  for  the tax effects of
                           transactions reported in the financial statements and consist of taxes due plus deferred taxes relate primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and

RC Holding Corp.
Notes to Quarterly Financial Statements
March 31, 2000

                           liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset federal income taxes.

                           Based upon the Company's limited operations no provision has been made for Federal Income taxes. It is anticipated that a provision for income taxes will be made in the financial statement for the next quarter once the Company has increased it number of clients.

Statement of
Cash Flows:                For  purposes of the  statement  of cash  flows,  the
                           Company considers demand deposits and highly liquid debt instruments with maturity of three months or less to be cash equivalents.

                           Cash paid for interest and taxes in period ended March 31, 2000 was $-0-.

Net (Loss) Per
Common Share:              The  net (loss)  per  common  share  is   computed by
                           dividing the net (Loss) for the period by number of shares outstanding at March 31, 2000.

Note 2- Capital Stock

Common Stock:              The Company initially authorized 1,500 shares  no par
                           value.

                           On August 20, 1999 a majority of the Company's shareholders authorized the amendment to the Company's Certificate of Incorporation to increase the number of shares the company authorized to issue from 1,500 shares of common stock, no par value, to 20,000,000 share of common stock, par value $.001. The shareholders also authorized a forward split on a 400 share for 1 basis effective following the amendment of the Certificate of Amendment of the Certificate of Incorporation.