Form 10QSB
period 2000-06-30
RC HOLDING CORP
filed 2000-08-14
CIK 1100886

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter ended June 30, 2000

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________________ to __________________

                          Commission File No 1-15613
                                             -------

                            RICH HOLDINGS GROUP, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                               13-4025362
-------------------------------                         ------------------------
(State or other jurisdiction                            (IRS Employer ID Number)
of incorporation or organization)

               515 Madison Avenue, 21st Floor, New York, NY 10022
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 355-3932
                                 --------------
                           (Issuer's Telephone Number)

                                       N/A

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
                          SUCH FILING REQUIREMENTS FOR
                                THE PAST 90 DAYS.

                                  Yes X      No
                                     -----     -----

As of July 31, 2000, the issuer had 2,260,000 shares of common stock, par value $.001 per share issued and outstanding.

                                     PART I

Item 1. Financial Statements



                             RICH HOLDING GROUP INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
               FROM INCEPTION ( APRIL 19, 2000 ) TO JUNE 30, 2000





Consulting Fees                                                            $0

Selling and Administrative Expenses                                     5,561
                                                                 -------------

    Operating Loss                                                     (5,561)

Provision For Income Taxes                                                  0

                                                                 -------------
    Net Loss                                                          ($5,561)
                                                                 =============







Net Loss Per Share Of Common Stock                                   ($0.0029)
                                                                 =============

Weighted Average Number of Common Shares Outstanding                1,941,644
                                                                 =============



              See accountant's review and report and accompanying
                       notes to the financial statements.

                             RICH HOLDING GROUP INC.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                  June 30, 2000

                                     ASSETS

CURRENT ASSETS

    Cash                                                               $ 6,726
                                                                       -------


    TOTAL ASSETS                                                       $ 6,726
                                                                       =======





            LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES

    Accounts Payable and Accrued Expenses                              $12,475



STOCKHOLDERS EQUITY

    Common stock  $0.0001 par value,20,000,000 shares authorized,          226
       20,000,000 shares authorized,
        2,260,000 shares issued & outstanding


    Additional Paid  in capital                                          2,034
    Deficit Accumulated During the Development Stage                    (5,990)
                                                                       -------
                                                                        (3,730)
    Stock Subscription Receivable                                       (2,019)

                                                                       -------
      TOTAL STOCKHOLDERS EQUITY                                         (5,749)
                                                                       -------

                                                                       -------
    TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                          $ 6,726
                                                                       =======



              See accountant's review and report and accompanying
                       notes to the financial statements.

                             RICH HOLDING GROUP INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
               FROM INCEPTION ( APRIL 19, 2000 ) TO JUNE 30, 2000




CASH FLOW FROM OPERATING ACTIVITIES
    Net Loss                                                 $      (5,561)

    Changes in Assets and Liabilities:
      Accounts Receivable    *                                      12,813
      Accounts Payable & Accrued Expenses                             (526)

                                                             --------------
    CASH PROVIDED BY OPERATING ACTIVITIES                            6,726
                                                             --------------


NET INCREASE IN CASH                                                 6,726

CASH AT BEGINNING OF PERIOD                                              0

                                                             --------------
CASH AT END OF PERIOD                                        $       6,726
                                                             ==============






* The Company merged with RC Holding Corp. on April 21, 2000.












              See accountant's review and report and accompanying
                       notes to the financial statements.

                            RICH HOLDING GROUP, INC.
                     NOTES TO QUARTERLY FINANCIAL STATEMENTS
                          (A DEVELOPMENT STAGE COMPANY)

                                  JUNE 30, 2000



1.   THE COMPANY AND MANAGEMENT DISCUSSION AND PLAN OF OPERATION


     On April 19, 2000, Rich Holding Group (the "Company") was incorporated under the laws of the State of Nevada. The Company may engage in any business that is permitted by the State of Nevada. The majority of shareholders voted on February 10, 2000 to divide the company in to the following business sectors (i) financial services industry; (ii) consumer products industry; (iii) E-commerce industry; and, (iv) emerging technology. The Company is seeking additional entities to acquire in order to complete its business plan.


     LIQUIDITY AND CAPITAL RESOURCES

     The Company is in the development stage and since its inception on April 19, 2000 through June 30, 2000, has experienced no significant change in liquidity, capital resources or stockholders' equity other than the receipt of proceeds for its operating expenses and a consulting fee from MSA Apparel Corp. of New York. Substantially all of such funds have been used to pay expenses incurred by the Company.

     The Company intends to seek to carry out its plan of business of seeking to complete a merger or business acquisition transaction. In order to do so, it will require additional capital and consulting fees to pay ongoing expenses.


     RESULTS OF OPERATIONS

     In February 2000 the company entered into an agreement with MSA Apparel Corp. of New York to provide all of its back office support services for a fee of 5% of sales. General and administrative expense consists primarily of professional and consulting fees.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     STATEMENT OF CASH FLOWS

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest and taxes for the period ended June 30, 2000.

                            RICH HOLDING GROUP, INC.
                     NOTES TO QUARTERLY FINANCIAL STATEMENTS
                          (A DEVELOPMENT STAGE COMPANY)

                                  JUNE 30, 2000




2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     START-UP COSTS

     The Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". SOP provides guidance on the financial reporting of start-up and organization costs and requires such costs to be expensed as incurred.

     The start-up costs consist principally of professional and consulting fees.


     NET LOSS PER COMMON SHARE

     The net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding at June 30, 2000.


     USE OF ESTIMATES

     The preparation of the accompanying financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of liabilities, and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.


3.   COMMON STOCK

     The Company is authorized to issue 20,000,000 shares of par value $.0001 common stock. On April 19, 2000, 300,000 restricted shares were issued to John Rice III, President for $ .001 per share , and 300,000 restricted shares were issued to Joseph Ingrassia, Secretary for $ .001 per share .

     On May 3, 2000, 1,280,000 restricted shares were issued to John Rice III, President and/or affiliates for $ .001 per share, and 380,000 restricted shares were issued to Joseph Ingrassia, Secretary and/or affiliates for $ .001 per share .

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The Company is considered a development stage company with limited assets or capital, and with limited operations or income since 1996. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the company have been paid for by the controlling shareholders of the Company who are also its officers and directors. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and any additional needed funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future. Current shareholders have not agreed upon the terms and conditions of future financing and such undertaking will be subject to future negotiations, except for the express commitment of the officers and directors to fund required 34 Act filings. Repayment of any such funding will also be subject to such negotiations. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

         In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

         Management plans may but do not currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 34 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

Plan of Operation

         During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1, above. Because the Company has limited funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. The Company will not make it a condition that the target company must repay funds advanced by its officers and directors. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds.

As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be to private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

         The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is convinced that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Year 2000 Compliance

         The Year 2000 Issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g. 98 for 1998). On January 1, 2000, any clock or date recording mechanism including date sensitive software which uses only two digits to represent the year, may have recognized the date using 00 as the year 1900 rather than the year 2000. This may have resulted in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

         The Company has confirmed that its systems are year 2000 Compliant. It has experience no Y2K problems to date.

         The Company believes that it has disclose all required information relative to Year 2000 issues relating to its business and operations. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse affect on the Company's systems.

Forward-Looking Statements

         This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates, will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the

Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analysis made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

                                     PART II

Item 4.  Submission of matters to a Vote of Security Holders

         On May 16, 2000, the Company held a special meeting of stockholders for the purpose of voting on the proposed merger with RC Holding Corp., its parent corporation. The sole purpose of the merger was to effectuate a change of the Company's domicile to Nevada. The merger was approved by a vote of 2,120,800 shares in favor with no shares opposed and no shares abstaining.

Item 5.  Other Information

         The Articles of Merger of RC Holding Corp. and Rich Holdings Group, Inc. were filed in the States of Nevada and Delaware on June 30, 2000 and July 5, 2000, respectively. Those filings effectuated the merger approved by vote of the shareholders on May 16, 2000.

Item 6.  Exhibits and reports on Form 8-K

         (a) The exhibits required to be filed herewith by Item 601 of regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.       Description

3(i).1            Articles of Incorporation of Rich Holdings Group, Inc.

3(ii).1           By-Laws of Rich Holdings Group, Inc.

27.1              Financial data Schedule

-----------
         (b) No Reports on Form 8-K were filed during the quarter ended June 30, 2000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 8, 2000

                                         Rich Holdings Group, Inc.


                                         By:s/s John R. Rice
                                         -------------------
                                         John R. Rich, III, President, Director


                                         S/Joseph Ingrassia

                                         Joseph Ingrassia, Secretary, Director