Form 10QSB
period 2000-09-30
RC HOLDING CORP
filed 2000-11-14
CIK 1100886

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 Form 10-QSB

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarter ended September 30, 2000

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______________ to ______________

                         Commission File No 1-15613
                                            -------

                            RICH HOLDINGS GROUP, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

       Nevada                                              13-4025362
------------------------                                -----------------
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

                                       N/A
 -------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                                     Yes_X_    No_____

As of October 31, 2000, the issuer had 2,260,000 shares of common stock, par value $.001 per share issued and outstanding.

                                                      PART I

Item 1. Financial Statements


                         BRANCH OFFICE TEL 212-840-2595
                        20 LEBANON ROAD FAX 212-840-7239
                    SCARSDALE, NY 10583-7122 www.lwccpa.com
                                  914-723-3376


                        Livingston, Wachtell & Co., LLP
                          Certified Public Accountants
                           1140 Avenue of the Americas
                             New York, NY 10036-5803

LEONARD L. EIGER, C.P.A.                   JAY J. LIVINGSTON, C.P.A. (1919-1972)
SAM BECKER, C.P.A.                         THEODORE WACHTELL, C.P.A. (1919-1966)
IRA E. COHEN, C.P.A.                      HERBERT H. REYBURN, C.P.A. (1934-1985)
JAMES R. GRIMALDI, C.P.A.                   IRVING ZUCKERMAN, C.P.A. (1965-1985)
LAWRENCE GOLDMAN, C.P.A.




Board of Directors
Rich Holding Group, Inc.
515 Madison Ave., 21st Floor
New York, N.Y. 10022


ACCOUNTANTS' REVIEW REPORT


         We have reviewed the accompanying balance sheet of Rich Holding Group, Inc. (a development stage enterprise) at September 30, 2000 and the related statement of operations, deficit, and cash flow from April 19, 2000 (date of inception) to September 30, 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Rich Holding Group, Inc.

         A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our reviews, we are not aware of any material modifications that should be made to the accompanying statements in order for them to be in conformity with generally accepted accounting principles.





New York, New York
November 10, 2000

                            RICH HOLDING GROUP INC.
                         (A Development Stage Company)
                                 BALANCE SHEET
                               September 30, 2000




ASSETS

CURRENT ASSETS

  Cash ...........................................   $  2,314
                                                     --------

  TOTAL ASSETS ...................................   $  2,314
                                                     ========





LIABILITIES AND STOCKHOLDERS DEFICIENCY

LIABILITIES

  Accounts Payable and Accrued Expenses ..........   $ 13,974
                                                     --------
          TOTAL LIABILITIES ......................     13,974
                                                     --------



STOCKHOLDERS DEFICIENCY

  Common stock - $0.0001 par value, ..............        226
     20,000,000 shares authorized,
      2,260,000 shares issued & outstanding

  Additional Paid - in capital ...................      2,034
  Deficit Accumulated During the Development Stage    (11,901)
                                                     --------
                                                       (9,641)
  Stock Subscription Receivable ..................     (2,019)
                                                     --------
          TOTAL STOCKHOLDERS DEFICIENCY ..........    (11,660)
                                                     --------
  TOTAL LIABILITIES AND STOCKHOLDERS DEFICIENCY ..   $  2,314
                                                     ========


See accountants' review report and accompanying notes to the financial statem



                            RICH HOLDING GROUP INC.
                         (A Development Stage Company)
              STATEMENT OF OPERATIONS AND STOCKHOLDERS DEFICIENCY
               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND
            FROM INCEPTION ( APRIL 19, 2000 ) TO SEPTEMBER 30, 2000




                                                                                                   4/19/00
                                                                                 Three Months   ( Inception )
                                                                                     Ended           to
                                                                                   09/30/00       09/30/00
                                                                                 ------------   -----------
Consulting Fees ..............................................................   $         0    $         0

Selling and Administrative Expenses ..........................................         5,911         11,472
                                                                                 ------------   -----------
     Operating Loss ..........................................................        (5,911)       (11,472)

Provision For Income Taxes ...................................................             0              0
                                                                                 ------------   -----------
     Net Loss ................................................................   ($    5,911)   ($   11,472)

Stockholders Deficiency At Beginning Of Period ...............................        (5,749)          (188)
                                                                                 ------------   -----------
Stockholders Deficiency At End Of Period .....................................   ($   11,660)   ($   11,660)

                                                                                 ============   ===========





Net Loss Per Share Of Common Stock ...........................................   ($   0.0026)   ($   0.0054)
                                                                                 ============   ===========
Weighted Average Number of Common Shares Outstanding  ........................     2,260,000      2,119,152
                                                                                 ============   ===========

See accountants' review report and accompanying notes to the financial statements.




                            RICH HOLDING GROUP INC.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND
            FROM INCEPTION ( APRIL 19, 2000 ) TO SEPTEMBER 30, 2000




                                                                                                    4/19/00
                                                                                     Three Months (Inception)
                                                                                         Ended        to
                                                                                        09/30/00   09/30/00
                                                                                    -----------    ---------
CASH FLOW FROM OPERATING ACTIVITIES
     Net Loss ......................................................................   ($ 5,911)   ($11,472)

     Changes in Assets and Liabilities:
             Accounts Receivable* ..................................................          0      12,812
             Accounts Payable & Accrued Expenses ...................................      1,499         974
                                                                                    -----------    ---------
     CASH PROVIDED BY OPERATING ACTIVITIES .........................................     (4,412)      2,314


NET INCREASE (DECREASE) IN CASH ....................................................     (4,412)      2,314

CASH AT BEGINNING OF PERIOD ........................................................      6,726           0
                                                                                    -----------    ---------
CASH AT END OF PERIOD ..............................................................   $  2,314    $  2,314
                                                                                    ===========    =========

         * The Company merged with RC Holding Corp. on April 21, 2000.

                See accountants' review report and accompanying
                       notes to the financial statements.

                            RICH HOLDING GROUP, INC.
                     NOTES TO QUARTERLY FINANCIAL STATEMENTS

                          (A DEVELOPMENT STAGE COMPANY)

                               SEPTEMBER 30, 2000

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

     On April 21, 2000 RC Holding Corp., a Delaware corporation with a stockholders' deficiency of $ 188 was merged into the Company.


     LIQUIDITY AND CAPITAL RESOURCES

     The Company is in the  development  stage and since its  inception on April
         19, 2000 through September 30, 2000, has experienced no significant change in liquidity, capital resources or stockholders' equity other than the receipt of proceeds for its operating expenses. Substantially all of such funds have been used to pay expenses incurred by the Company.

     The Company intends to seek to carry out its plan of business of seeking to complete a merger or business acquisition transaction. In order to do so, it will require additional capital and consulting fees to pay ongoing expenses.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     STATEMENT OF CASH FLOWS

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest and taxes for the period ended September 30, 2000.

                            RICH HOLDING GROUP, INC.
                     NOTES TO QUARTERLY FINANCIAL STATEMENTS

                          (A DEVELOPMENT STAGE COMPANY)

                               SEPTEMBER 30, 2000

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

     NET LOSS PER COMMON SHARE

     The net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the three months ended September 30, 2000 and at September 30, 2000.

     USE OF ESTIMATES

     The preparation of the accompanying financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

     INCOME TAXES

     The Company is currently in a development stage and has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has provided a full valuation allowance on the net deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

                            RICH HOLDING GROUP, INC.
                     NOTES TO QUARTERLY FINANCIAL STATEMENTS

                          (A DEVELOPMENT STAGE COMPANY)

                               SEPTEMBER 30, 2000

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

                                     PART II


Item 6.  Exhibits and reports on Form 8-K

         (a) The exhibits required to be filed herewith by Item 601 of regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.       Description

3(i).1            Articles of Incorporation of Rich Holdings Group, Inc. (1)

3(ii).1           By-Laws of Rich Holdings Group, Inc. (1)

27.1              Financial data Schedule *
-----------

(1) Incorporates by referenced from the Form 10-SB filed by the Company on January 11, 2000.
*   Filed herewith


         (b) No Reports on Form 8-K were filed during the quarter ended September 30, 2000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated November 14, 2000

                                        Rich Holdings Group, Inc.


                                        By:/s/ John R. Rice
                                        --------------------------------------
                                        John R. Rich, III, President, Director


                                        /s/ Joseph Ingrassia
                                        --------------------------------------
                                        Joseph Ingrassia, Secretary, Director