Form 10-K
period 2000-12-31
RC HOLDING CORP
filed 2001-03-30
CIK 1100886

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 Form 10-K

           (Mark One)

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

         [] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For Quarter ended September 30, 2000

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

                                                     Yes_X_    No_____

As of December 31, 2001, the issuer had 2,260,000 shares of common stock, par value $.0001 per share issued and outstanding.

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

Forward-Looking Statements

         This Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-K which address activities, events or developments which the Company expects or anticipates, will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analysis made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

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


         (b) No Reports on Form 8-K were filed during the quarter ended December 31, 2000.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated ____________

                                        Rich Holdings Group, Inc.


                                        By:/s/ John R. Rice
                                        --------------------------------------
                                        John R. Rich, III, President, Director


                                        /s/ John F. Beasty
                                        --------------------------------------
                                        John F. Beasty, Secretary, Director

                            RICH HOLDINGS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

Dated: March 24, 2001

                             RICH HOLDINGS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                DECEMBER 31, 2000

                                   I N D E X

                                                                Page No.

INDEPENDENT AUDITORS' REPORT                                        2


BALANCE SHEET

     December 31, 2000                                              3


STATEMENT OF OPERATIONS

     For the Period April 19, 2000 (Date of Inception)
         through December 31, 2000                                  4


STATEMENT STOCKHOLDERS' DEICIENCY

     For the Period April 19, 2000 (Date of Inception)
         through December 31, 2000                                  5


STATEMENT OF CASH FLOWS

     For the Period April 19, 2000 (Date of Inception)
         through December 31, 2000                                  6


NOTES TO FINANCIAL STATEMENTS                                       7

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







Board of Directors and Stockholders
Rich Holdings Group, Inc.
(A Development Stage Company)
New York, N.Y.


                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheet of Rich Holdings Group, Inc., a development stage company, as of December 31, 2000 and the related statements of operations and stockholders' deficiency and cash flows for the period April 19, 2000 (date of inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Rich Holdings Group, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the period April 19, 2000 (date of inception) through December 31, 2000, in conformity with generally accepted accounting principles.

/s/ Livingston Wachtell & Co., LLP
---------------------------------
Livingston Wachtell & Co., LLP

New York, New York
March 24, 2001

                            RICH HOLDINGS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                DECEMBER 31, 2000

                                     ASSETS
                                     ------
CURRENT ASSETS

      Cash                                                                                                   $    767
                                                                                                             --------



              TOTAL ASSETS                                                                                   $    767
                                                                                                             ========



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ---------------------------------------
CURRENT LIABILITIES

      Accounts Payable and Accrued Expenses                                                                  $  9,448
                                                                                                             --------

              TOTAL LIABILITIES                                                                                 9,448
                                                                                                             --------


STOCKHOLDERS' DEFICIENCY

      Common Stock  - $0.0001 Par Value,
         20,000,000 Shares Authorized,
         2,260,000 Shares Issued and Outstanding                                                                  226
      Additional Paid-in Capital                                                                                2,034
      Deficit Accumulated During the Development Stage                                                         (8,922)
                                                                                                             --------

                                                                                                               (6,662)

      Stock Subscription Receivable                                                                            (2,019)
                                                                                                             --------

              TOTAL STOCKHOLDERS' DEFICIENCY                                                                   (8,681)
                                                                                                             --------

              TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                 $    767
                                                                                                             ========



                 The accompanying notes are an integral part of
                            the financial statements

                            RICH HOLDINGS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS

                FOR THE PERIOD APRIL 19, 2000 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2000

INCOME                                                                                                $      -

COST AND EXPENSES

     Selling and Administrative Expenses                                                                      (429)
                                                                                                      ------------


OPERATING LOSS                                                                                              (8,493)


PROVISION FOR INCOME TAXES                                                                                   -
                                                                                                      --------


NET LOSS                                                                                              $     (8,922)
                                                                                                      ============


Net Loss Per Share of Common Stock                                                                    $     (.0040)
                                                                                                      =============

Weighted Average  Number of  Common    Shares

Outstanding                                                                                              2,169,572
                                                                                                      ============




                 The accompanying notes are an integral part of
                            the financial statements

                            RICH HOLDINGS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENT OF STOCKHOLDERS' DEFICIENCY

                FOR THE PERIOD APRIL 19, 2000 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2000


                                                                                                        DEFICIT
                                                                                                     ACCUMULATED
                                                       COMMON STOCK              ADDITIONAL           DURING THE
                                                     $.0001 PAR VALUE             PAID-IN            DEVELOPMENT
                                                  SHARES         AMOUNT           CAPITAL               STAGE
Common Stock Issued for Cash -
     April 19, 2000                               600,000       $     60        $         540         $        (429)
     May 3, 2000                                1,660,000            166                1,494


Net Loss  for The Period -
     April 19, 2000 through
         December 31, 2000                            -             -                  -                     (8,493)
                                                ---------        -------        -------------         -------------

BALANCE - DECEMBER 31, 2000                     2,260,000        $   226        $       2,034         $      (8,922)
                                                =========        =======        =============         =============



                 The accompanying notes are an integral part of
                            the financial statements

                            RICH HOLDINGS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

                FOR THE PERIOD APRIL 19, 2000 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES

     Net Loss                                                $(8,493)
      Changes in Assets and Liabilities:
         Accounts Receivable                                  12,812
         Accounts Payable and Accrued Expenses                (3,552)
                                                            --------
              CASH PROVIDED BY OPERATING
              ACTIVITIES                                         767
                                                             -------
NET INCREASE IN CASH                                             767

CASH  - Beginning of Period                                        -
                                                             -------
CASH  - End of Period                                            767


                 The accompanying notes are an integral part of
                            the financial statements

                            RICH HOLDINGS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

1.   THE COMPANY, MANAGEMENT DISCUSSION AND PLAN OF OPERATION

     On April 19, 2000, Rich Holdings Group, Inc. (the "Company") was incorporated under the laws of the State of Nevada. The Company may engage in any business that is permitted by the State of Nevada. The majority of shareholders voted on February 10, 2000 to divide the company in to the following business sectors (i) financial services industry; (ii) consumer products industry; (iii) E-commerce industry; and, (iv) emerging technology. The Company is seeking additional entities to acquire in order to complete its business plan.

      On April 21, 2000, RC Holding Corp., a Delaware corporation with a stockholders' deficiency of $188 was merged into the Company. Accounts receivable of $12,812 and accounts payable of $5,896 were transferred into the Company as part of the merger.

     RESULTS OF OPERATIONS

     During the year ended December 31, 2000, the Company has engaged in no significant operations other than the acquisition of capital for general and administrative expenses and registration of its securities under the Securities Exchange Act of 1934. During this period, the Company received no operating revenues. General and administrative expenses consists primarily of professional and consulting fees and rent expenses.

     The Company intends to seek to carry out its plan of business of seeking to complete a merger or business acquisition transaction. The Company's existing capital will not be sufficient to meet the Company's cash needs, including complying with its continuing reporting obligation under the Securities Exchange Act of 1934. Accordingly, additional capital will be required.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     STATEMENT OF CASH FLOWS

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest and taxes for the period ended December 31, 2000.

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

                            RICH HOLDINGS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NET LOSS PER COMMON SHARE

     The net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the period ended December 31, 2000.

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

     INCOME TAXES

     The Company is currently in a development stage and has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has provided a full valuation allowance on the net deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability

3.   COMMON STOCK

     The Company is authorized to issue 20,000,000 shares of par value $.0001 common stock. On April 19, 2000, 300,000 restricted shares were issued to John Rice III, President for $ .001 per share, and 300,000 restricted shares were issued to Joseph Ingrassia, Secretary for $ .001 per share.

     On May 3, 2000, 1,280,000 restricted shares were issued to John Rice III, President and/or affiliates for $ .001 per share, and 380,000 restricted shares were issued to Joseph Ingrassia, Secretary and/or affiliates for $ .001 per share.