Form 10QSB
period 2001-03-31
RC HOLDING CORP
filed 2001-05-15
CIK 1100886

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter ended March 31, 2001

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________________ to __________________

                           Commission File No 1-15613
                                     -------

                            RICH HOLDINGS GROUP, INC.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                   13-4025362
    ------------------------                   ------------------------
   (State or other jurisdiction                (IRS Employer ID Number)
 of incorporation or organization)

               515 Madison Avenue, 21st Floor, New York, NY 10022
              ----------------------------------------------------
                    (Address of principal executive offices)

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

           Yes  X                                     No
               ----                                      ----

As of March 31, 2001, the issuer had 2,260,000 shares of common stock, par value $.001 per share issued and outstanding.

                                     PART I

Item 1. Financial Statements


                            RICH HOLDINGS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2001

                            RICH HOLDINGS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 MARCH 31, 2001





                                    I N D E X


                                                                        Page No.


INDEPENDENT ACCOUNTANTS' REVIEW REPORT                                      2


BALANCE SHEET
     March 31, 2001                                                         3


STATEMENT OF OPERATIONS
     For the Three Months Ended March 31, 2001 and From
         April 19, 2000 (Date of Inception) To March 31, 2001               4


STATEMENT STOCKHOLDERS' DEICIENCY
         April 19, 2000 (Date of Inception) To March 31, 2001               5


STATEMENT OF CASH FLOWS
     For the Three Months Ended March 31, 2001 and From
         April 19, 2000 (Date of Inception) To March 31, 2001               6


NOTES TO FINANCIAL STATEMENTS                                               7

BRANCH OFFICE                                                   TEL 212-840-2595
20 LEBANON ROAD                                                 FAX 212-840-7239
SCARSDALE, NY 10583-7122                                          www.lwccpa.com
914-723-3376


                         Livingston, Wachtell & Co., LLP
                          certified public accountants
                           1140 avenue of the americas
                             new york, ny 10036-5803


LEONARD L. EIGER, C.P.A.                   JAY J. LIVINGSTON, C.P.A. (1919-1972)
SAM BECKER, C.P.A.                         THEODORE WACHTELL, C.P.A. (1919-1966)
IRA E. COHEN, C.P.A.                       HERBERT H. REYBURN, C.P.A.
(1934-1985)                                IRVING ZUCKERMAN, C.P.A. (1965-1985)
JAMES R. GRIMALDI, C.P.A.
LAWRENCE GOLDMAN, C.P.A.




Board of Directors and Stockholders
Rich Holdings Group, Inc.
(A Development Stage Company)
New York, N.Y.


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


We have reviewed the accompanying balance sheet of Rich Holdings Group, Inc. (A Development Stage Company) as of March 31, 2001 and the related statements of operations and stockholders' deficiency and cash flows for the three months then ended, and from April 19, 2000 (date of inception) to March 31, 2001. All information included in these financial statements is the representation and responsibility of the management of Rich Holdings Group, Inc. (A Development Stage Company).

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.





New York, New York
April 26, 2001




\01\Rich Holdings\fs\3_01. fs.doc

                            RICH HOLDINGS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                 MARCH 31, 2001





                                     ASSETS

CURRENT ASSETS

      Cash                                                          $     45
                                                                    --------



              TOTAL ASSETS                                          $     45
                                                                    ========



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

      Accounts Payable and Accrued Expenses                         $  9,859
                                                                    --------

              TOTAL LIABILITIES                                        9,859
                                                                    --------


STOCKHOLDERS' DEFICIENCY

      Common Stock  - $0.0001 Par Value,
         20,000,000 Shares Authorized,
         2,260,000 Shares Issued and Outstanding                         226
      Additional Paid-in Capital                                       2,034
      Deficit Accumulated During the Development Stage               (10,055)
                                                                    --------

                                                                      (7,795)
      Stock Subscription Receivable                                   (2,019)
                                                                    --------

              TOTAL STOCKHOLDERS' DEFICIENCY                          (9,814)
                                                                    --------

              TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY        $     45
                                                                    ========


        The accompanying notes and independent accountants' review report are an integral part of the financial statements.
                                        3

                            RICH HOLDINGS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND FROM
              APRIL 19, 2000 (DATE OF INCEPTION) TO MARCH 31, 2001




                                                                FOR THE PERIOD
                                               THREE            APRIL 19, 2000
                                              MONTHS         (DATE OF INCEPTION)
                                               ENDED                  TO
                                             MARCH 31,            MARCH 31,
                                               2001                  2001
                                               ----                  ----

INCOME                                     $       -            $       -

COST AND EXPENSES
     Selling and Administrative Expenses           1,133                9,626
                                           -------------        -------------

         OPERATING LOSS                           (1,133)              (9,626)
                                           -------------        -------------

PROVISION FOR INCOME TAXES                         -                    -
                                           -------------        ---------

         NET LOSS                          $      (1,133)       $      (9,626)
                                           =============        =============



Net Loss Per Share of Common Stock         $     (.0005)        $     (.0044)
                                           =============        =============

Weighted Average Number of Common
  Shares                                       2,260,000            2,193,026
                                           =============        =============



       The accompanying notes and independent accountants' review report are an integral part of the financial statements.
                                        4

                            RICH HOLDINGS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENT OF STOCKHOLDERS' DEFICIENCY

              APRIL 19, 2000 (DATE OF INCEPTION) T0 MARCH 31, 2001




                                                                                                          DEFICIT
                                                                                                     ACCUMULATED
                                                       COMMON STOCK              ADDITIONAL           DURING THE
                                                     $.0001 PAR VALUE
                                                                                  PAID-IN            DEVELOPMENT
                                                  SHARES         AMOUNT           CAPITAL               STAGE
Common Stock Issued for Cash -
     April 2000                                   600,000       $    60        $         540         $        (429)*
     May 2000                                  1,660,000            166                1,494


Net Loss for The Period -
     April 19, 2000 through
         December 31, 2000                            -             -                  -                    (8,493)
                                               -----------      -------        -------------         -------------


BALANCE - DECEMBER 31, 2000                    2,260,000            226                2,034                (8,922)


Net Loss for The Three Months
     Ended March 31, 2001                             -             -                  -                    (1,133)
                                               -----------      -------        -------------         -------------


BALANCE - MARCH 31, 2001                       2,260,000        $   226        $       2,034         $     (10,055)
                                               =========        =======        =============         =============






* Recorded through merger with RC Holding Corp.




       The accompanying notes and independent accountants' review report are an integral part of the financial statements.
                                        5

                            RICH HOLDINGS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND FROM
              APRIL 19, 2000 (DATE OF INCEPTION) TO MARCH 31, 2001





                                                                      APRIL 19,
                                                     THREE              2000
                                                    MONTHS            (DATE OF
                                                    ENDED          INCEPTION) TO
                                                   MARCH 31,          MARCH 31,
                                                     2001               2001
                                                     ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                      $ (1,133)           $ (9,626)
     Changes in Assets and Liabilities:
         Accounts Receivable                           -                  12,812
         Accounts Payable and Accrued Expenses           411             (3,141)
                                                         ---             -------

              CASH PROVIDED BY OPERATING
                  ACTIVITIES                             722                  45
                                                         ---                  --


NET INCREASE (DECREASE) IN CASH                        (722)                  45

CASH  - Beginning of Period                             767                  -

CASH  - End of Period                             $      45                   45
                                                  =========             ========


        The accompanying notes and independent accountants' review report are an integral part of the financial statements.
                                        6

                            RICH HOLDINGS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001



         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

         RESULTS OF OPERATIONS

         During the three months ended March 31, 2001, the Company has engaged in no significant operations other than the acquisition of capital for general and administrative expenses and registration of its securities under the Securities Exchange Act of 1934. During this period, the Company received no operating revenues. General and administrative expenses consists primarily of professional and consulting fees and rent expenses.

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


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         STATEMENT OF CASH FLOWS

         The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest and taxes for the period ended March 31, 2000 and April 19, 2000 (date of inception) through March 31, 2001.

                            RICH HOLDINGS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001



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

         NET LOSS PER COMMON SHARE

         The net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the three months ended March 31, 2001 and from April 19, 2000 (date of inception) through March 31, 2001.

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

         INCOME TAXES

         The Company is currently in a development stage and has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, as it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $10,000 expiring in the year 2020. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $4,000 and has been offset by a full allowance for business combination under IRC
Section 381. For the period ended March 31, 2001, based on an effective tax rate of 40%, the valuation allowance increased by $453.


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

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The Company is considered a development stage company with limited assets or capital, and with limited operations or income since 1996. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the company have been paid for by the controlling shareholders of the Company who are also its officers and directors. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and any additional needed funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future. Current shareholders have not agreed upon the terms and conditions of future financing and such undertaking will be subject to future negotiations, except for the express commitment of the officers and directors to fund required filings under the Securities Act of 1934 (the " `34Act"). Repayment of any such funding will also be subject to such negotiations. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

         In the event that efforts to complete an acquisition or merger are unsuccessful, contingent plans have been arranged to provide that the current Directors of the Company are to fund required future filings under the 34 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

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

Year 2000 Compliance

         None of the Company's information systems or non-information technology systems were affected by the passage into the year 2000. However, there may be no assurance that we will not experience isolated systems failures as a result of customer or third party technical problems.

                                     PART II

Item 6.  Exhibits and reports on Form 8-K

         (a) The exhibits required to be filed herewith by Item 601 of regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.       Description
------------     ---------------------------------------------------------------

3(i).1            Articles of Incorporation of Rich Holdings Group, Inc. *

3(ii).1           By-Laws of Rich Holdings Group, Inc.*

-----------
* Incorporated by reference from Form 10-QSB filed by the Company on August 14, 2000.

         (b) No Reports on Form 8-K were filed during the quarter ended December 31, 2000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated May 14, 2001

                                   Rich Holdings Group, Inc.


                                   By:s/s John R. Rice
                                   John R. Rich, III, President, Director


                                   S/Joseph Ingrassia
                                   Joseph Ingrassia, Secretary, Director