Form 10QSB
period 2001-06-30
RC HOLDING CORP
filed 2001-08-20
CIK 1100886

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter ended June 30, 2001

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________________ to __________________

                           Commission File No 1-15613
                                              -------

                            RICH HOLDINGS GROUP, INC.
                           ---------------------------
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

                           Yes  X                                      No
                              ------                                      ------

As of June 30, 2001, the issuer had 2,260,000 shares of common stock, par value $.001 per share issued and outstanding.

                                     PART I

Item 1. Financial Statements

                            RICH HOLDINGS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                       JUNE 30, 2001 AND DECEMBER 31, 2000





                                     ASSETS

                                                                                JUNE 30,             DECEMBER 31,
                                                                                 2 0 0 1               2 0 0 0*
                                                                                 -------               -------
CURRENT ASSETS

      Cash                                                                     $    -                 $       767
                                                                               ----------             -----------



              TOTAL ASSETS                                                     $    -                 $       767
                                                                               ----------             ===========



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

      Accounts Payable and Accrued Expenses                                    $   13,263             $     9,448
                                                                               ----------             -----------

              TOTAL LIABILITIES                                                    13,263                   9,448
                                                                               ----------             -----------

STOCKHOLDERS' DEFICIENCY

      Common Stock  - $0.001 Par Value,
         20,000,000 Shares Authorized,
         2,260,000 Shares Issued and Outstanding                                    2,260                   2,260
      Deficit Accumulated During the Development Stage                            (13,504)                 (8,922)
                                                                               ----------             -----------

                                                                                  (11,244)                 (6,662)
      Stock Subscription Receivable                                                (2,019)                 (2,019)
                                                                               ----------             -----------

              TOTAL STOCKHOLDERS' DEFICIENCY                                      (13,263)                 (8,681)
                                                                               ----------             -----------

              TOTAL LIABILITIES AND STOCKHOLDERS'
                  DEFICIENCY                                                   $    -                 $       767
                                                                               ==========             ===========



*Restated to conform to current classifications.

                            RICH HOLDINGS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND FOR
         THE PERIOD APRIL 19, 2000 (DATE OF INCEPTION) TO JUNE 30, 2000
              AND FOR THE PERIOD APRIL 19, 2000 (DATE OF INCEPTION)
                                TO JUNE 30, 2001




                                                                                  FOR THE PERIOD     FOR THE PERIOD
                                                 THREE              SIX            APRIL 19, 2000     APRIL 19, 2000
                                                 MONTHS             MONTHS           (DATE OF           (DATE OF
                                                  ENDED             ENDED          INCEPTION) TO      INCEPTION) TO
                                                JUNE 30,           JUNE 30,          JUNE 30,           JUNE 30,
                                                 2 0 0 1           2 0 0 1            2 0 0 0            2 0 0 1
                                                 -------           -------            -------            -------

INCOME                                         $       -          $       -         $       -          $       -

COST AND EXPENSES
     Selling and Administrative
         Expenses                                      3,449              4,582            ,5,561             13,504
                                               -------------      -------------     -------------      -------------

         OPERATING LOSS                               (3,449)            (4,582)           (5,561)           (13,504)
                                               -------------      -------------     -------------      -------------

PROVISION FOR INCOME TAXES                             -                   -                -                  -
                                               -------------      -------------     -------------      ---------

         NET LOSS                              $      (3,449)     $      (4,582)    $      (5,561)     $     (13,504)
                                               =============      =============     =============      =============



Net Loss Per Share of Common
Stock                                          $     (.0015)      $     (.0020)     $     (.0029)      $     (.0061)
                                               =============      =============     =============      =============

Weighted Average Number of
     Common Shares                                 2,260,000          2,260,000         1,941,644          2,206,941
                                               =============      =============     =============      =============


                            RICH HOLDINGS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY

               APRIL 19, 2000 (DATE OF INCEPTION) T0 JUNE 30, 2001




                                                                                     DEFICIT
                                                                                   ACCUMULATED
                                                    COMMON STOCK                    DURING THE
                                                  $.001 PAR VALUE**                 DEVELOPMENT       SUBSCRIPTION
                                                SHARES         AMOUNT                  STAGE           RECEIVABLE
Common Stock Issued for Cash -
     April 2000                                 600,000       $    600        $        (429)*      $        (359)*
     May 2000                                 1,660,000          1,660                                    (1,660)


Net Loss for The Period -
     April 19, 2000 through
         December 31, 2000                          -             -                  (8,493)                  -
                                             ----------       --------        -------------              -------


BALANCE - DECEMBER 31, 2000                   2,260,000          2,260               (8,922)              (2,019)


Net Loss for The Six Months
     Ended June 30, 2001                            -             -                  (4,582)                 -
                                             ----------       --------        -------------              -------


BALANCE - JUNE 30, 2001                       2,260,000       $  2,260        $     (13,504)       $      (2,019)
                                             =========        ========        =============        =============










* Recorded through merger with RC Holding Corp. **Restated to conform to current classifications.

                            RICH HOLDINGS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND FOR
         THE PERIOD APRIL 19, 2000 (DATE OF INCEPTION) TO JUNE 30, 2000
              AND FOR THE PERIOD APRIL 19, 2000 (DATE OF INCEPTION)
                                TO JUNE 30, 2001





                                                                                               APRIL19,        APRIL19,
                                                                                                 2000            2000
                                                               THREE              SIX          (DATE OF        (DATE OF
                                                               MONTHS           MONTHS        INCEPTION)      INCEPTION)
                                                               ENDED             ENDED             TO              TO
                                                              JUNE 30,         JUNE 30,        JUNE 30,        JUNE 30,
                                                              2 0 0 1           2 0 0 1         2 0 0 0         2 0 0 1
                                                              -------           -------         -------         -------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                $(3,449)          $(4,582)         $(5,561)       $(13,075)

     Changes in Assets and Liabilities:
         Accounts Receivable                                      -                 -            12,813          12,813
         Accounts Payable and Accrued                          3,404             3,815             (526)            262
              Expenses                                      --------           -------          --------       --------

              CASH PROVIDED BY OPERATING
                  ACTIVITIES                                     (45)             (767)           6,726               -
                                                            --------           -------          --------       --------
NET INCREASE (DECREASE) IN CASH                                  (45)             (767)           6,726               -

CASH  - Beginning of Period                                       45               767              -                 -
                                                            --------           -------          --------       --------


CASH  - End of Period                                          $  -              $  -            $6,726              $-
                                                            ========          ========           ======              ==



                            RICH HOLDINGS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001



         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

1.   BUSINESS DESCRIPTION - ORGANIZATION

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

         On April 21, 2000, RC Holding Corp., a Delaware corporation with a stockholders' deficiency of $188 was merged into the Company. Accounts receivable of $12,813 and accounts payable of $13,001 were transferred into the Company as part of the merger.

     RESULTS OF OPERATIONS

         During the three and six months ended June 30, 2001, the Company has engaged in no significant operations other than the acquisition of capital for general and administrative expenses and registration of its securities under the Securities Exchange Act of 1934. During this period, the Company received no operating revenues. General and administrative expenses consists primarily of professional fees.

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


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     STATEMENT OF CASH FLOWS

         The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest and taxes for the periods ended June 30, 2001 and April 19, 2000 (date of inception) through June 30, 2001.

                            RICH HOLDINGS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     NET LOSS PER COMMON SHARE

         The net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the three and six months ended June 30, 2001 and from April 19, 2000 (date of inception) through June 30, 2000 and 2001.

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

     INCOME TAXES

         The Company is currently in a development stage and has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, as it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $14,000 expiring in the year 2020. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $6,000 and has been offset by a full allowance for business combination under IRC
Section 381. For the period ended June 30, 2001, based on an effective tax rate of 40%, the valuation allowance increased by $1,380.


3.   COMMON STOCK

         The Company is authorized to issue 20,000,000 shares of par value $.001 common stock. On April 19, 2000, 300,000 restricted shares were issued to John Rice III, President for $ .001 per share, and 300,000 restricted shares were issued to Joseph Ingrassia, Secretary for $ .001 per share.

         On May 3, 2000, 1,280,000 restricted shares were issued to John Rice III, President and/or affiliates for $.001 per share, and 380,000 restricted shares were issued to Joseph Ingrassia, Secretary and/or affiliates for $ .001 per share.

                            RICH HOLDINGS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001



3.   COMMON STOCK (Continued)

         Par value for common stock as of December 31, 2000 was corrected from $.0001 per share (originally reported) to $.001 per share as per the Articles of Incorporation. This correction increased the par value of common stock outstanding by $2,034 to $2,260 and reduced the prior reported additional paid-in-capital by $2,034 to $-0-. There was no effect on net loss or net loss per share.





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

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The Company is considered a development stage company with limited assets or capital, and with limited operations or income since 1996. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the company have been paid for by the controlling shareholders of the Company who are also its officers and directors. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and any additional needed funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future. Current shareholders have not agreed upon the terms and conditions of future financing and such undertaking will be subject to future negotiations, except for the express commitment of the officers and directors to fund required under the Securities Act of 1934 (the " '34Act").
Repayment of any such funding will also be subject to such negotiations. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.



                                       -1

         Management plans may, but do not currently provide for efforts to complete an acquisition or merger. In the event that efforts to complete an acquisition or merger are unsuccessful, contingent plans have been arranged to provide that the current Directors of the Company are to fund required future filings under the 34 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

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

Year 2000 Compliance

         None of the Company's information systems or non-information systems were affected by the passage into the year 2000. However, there may be no assurance that we will not experience isolated systems failures as a result of customer or third party technical problems.

                                     PART II

Item 6.  Exhibits and reports on Form 8-K

         (a) The exhibits required to be filed herewith by Item 601 of regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.       Description
-----------       --------------------------------------------------------------

3(i).1            Articles of Incorporation of Rich Holdings Group, Inc. *

3(ii).1           By-Laws of Rich Holdings Group, Inc.*

-----------
* Incorporated by reference from Form 10-QSB filed by the Company on August 14, 2000.

         (b) No Reports on Form 8-K were filed during the quarter ended June 30, 2001

                                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 16, 2001

                                      Rich Holdings Group, Inc.



                                      By:s/s John R. Rice
                                      -------------------
                                      John R. Rich, III, President, Director


                                      S/Joseph Ingrassia
                                      ------------------
                                      Joseph Ingrassia, Secretary, Director