Form 10QSB
period 2001-09-30
RC HOLDING CORP
filed 2001-11-14
CIK 1100886

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter ended September 30, 2001

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

As of September 30, 2001, the issuer had 2,260,000 shares of common stock, par value $.001 per share issued and outstanding.

                                     PART I

Item 1. Financial Statements

         The unaudited financial statements of Registrant for the three months ended September 30, 2001 follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim period presented.

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

RICH HOLDINGS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                               SEPTEMBER 30, 2001

                                   (UNAUDITED)





                                    I N D E X


                                                                                                     Page No.


BALANCE SHEETS
     September 30, 2001 and December 31, 2000                                                            2


STATEMENTS OF OPERATIONS

     For the three months ended September 30, 2001 and 2000 and for the nine months ended September 30, 2001 and 2000 and
         cumulative amounts since inception April 19, 2000 to September 30, 2001                         3



STATEMENTS OF STOCKHOLDERS' DEFICIENCY

         Inception April 19, 2000 to September 30, 2001                                                  4



STATEMENTS OF CASH FLOWS

     For the three months ended September 30, 2001 and 2000 and for the nine months ended September 30, 2001 and 2000 and
         cumulative amounts since inception April 19, 2000 to September 30, 2001                         5



NOTES TO FINANCIAL STATEMENTS                                                                            6



                            RICH HOLDINGS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                    SEPTEMEBER 30, 2001 AND DECEMBER 31, 2000




                                                                           (UNAUDITED)
                                                                          SEPTEMBER 30,               DECEMBER 31
                                                                          2001                       2000


                                     ASSETS



CURRENT ASSETS

      Cash                                                                     $   -                    $       767
                                                                               ----------               -----------



              TOTAL ASSETS                                                     $   -                    $       767
                                                                               ==========               ===========



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

      Accounts payable and accrued expenses                                    $   14,956               $     9,448
                                                                               ----------               -----------

              TOTAL LIABILITIES                                                    14,956                     9,448
                                                                               ----------               -----------

STOCKHOLDERS' DEFICIENCY

      Common stock  - $0.001 par value,
         20,000,000 shares authorized,
         2,260,000 shares issued and outstanding                                    2,260                     2,260
      Deficit accumulated during the development stage                            (15,197)                   (8,922)
                                                                               ----------               -----------

                                                                                  (12,937)                   (6,662)
      Stock subscription receivable                                                (2,019)                   (2,019)
                                                                               ----------               -----------

              TOTAL STOCKHOLDERS' DEFICIENCY                                      (14,956)                   (8,681)
                                                                               ----------               -----------

              TOTAL LIABILITIES AND STOCKHOLDERS'
                  DEFICIENCY                                                   $    -                   $       767
                                                                               ==========               ===========



*Restated to conform to current classifications.

               The accompanying notes are an integral part of the
                             financial statements.

                            RICH HOLDINGS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS


                                   (UNAUDITED)





                                                                                                                  CUMULATIVE AMOUNTS
                                          THREE MONTHS         THREE              NINE               NINE          SINCE INCEPTION
                                             ENDED             MONTHS            MONTHS              MONTHS       APRIL 19, 2000 TO
                                                               ENDED              ENDED              ENDED
                                         SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,         SEPTEMBER
                                                                                                                          30,
                                            2 0 0 1           2 0 0 0            2 0 0 1            2 0 0 0             2 0 0 1
                                            -------           -------            -------            -------             -------

INCOME                                      $    -            $    -            $     -            $    -             $   -

COST AND EXPENSES
     Selling and administrative
         expenses                              1,693             5,911             6,275             11,472             15,197
                                            --------          --------          --------           --------           --------

         OPERATING LOSS                       (1,693)           (5,911)           (6,275)           (11,472)           (15,197)
                                            --------          --------          --------           --------           --------

PROVISION FOR INCOME TAXES                      -                 -                  -                  -                  -
                                            --------          --------          --------           --------           --------

         NET LOSS                           $ (1,693)         $ (5,911)         $ (6,275)          $(11,472)          $(15,197)
                                            ========          ========          ========           ========           ========



Net loss per share of common  stock
                                            $    0.00         $    0.00         $    0.00          $  (0.01)          $ (0.01)
                                            =========         =========         =========          =========          ========

Weighted average number of
     common shares                          2,260,000         2,260,000         2,260,000         2,119,152           2,216,151
                                            =========         =========         =========         =========           =========


               The accompanying notes are an integral part of the
                             financial statements.

                            RICH HOLDINGS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY


                 INCEPTION APRIL 19, 2000 T0 SEPTEMBER 30, 2001

                                   (UNAUDITED)






                                                    COMMON STOCK                DEFICIT
                                                  $.001 PAR VALUE**           ACCUMULATED
                                                  ---------------             DURING THE
                                                                              DEVELOPMENT         SUBSCRIPTION
                                                SHARES         AMOUNT            STAGE             RECEIVABLE
                                                ------         ------            -----             ----------

Common Stock Issued -
     April 2000                                 600,000       $    600        $        (429)*      $        (359)*
     May 2000                                1,660,000           1,660                                    (1,660)


Net Loss for The Period -
     April 19, 2000 through
         December 31, 2000                          -             -                  (8,493)             -
                                             -----------      --------        -------------              -------


BALANCE - DECEMBER 31, 2000                  2,260,000           2,260               (8,922)              (2,019)


Net Loss for The Nine Months
     Ended September 30, 2001                       -             -                  (6,275)             -
                                             -----------      --------        -------------              -------


BALANCE - SEPTEMBER 30, 2001                 2,260,000        $  2,260        $     (15,197)       $      (2,019)
                                             =========        ========        =============        =============










* Recorded through merger with RC Holding Corp.
**Restated to conform to current
classifications.
               The accompanying notes are an integral part of the
                              financial statements.

                                             RICH HOLDINGS GROUP, INC.
                                           (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)




                                                                                                                        CUMULATIVE
                                                                                                                      AMOUNTS SINCE

                                                      THREE            THREE            NINE            NINE            INCEPTION
                                                      MONTHS          MONTHS           MONTHS          MONTHS      APRIL 19, 2000 TO
                                                      ENDED            ENDED           ENDED            ENDED         SEPTEMBER 30,
                                                  SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,
                                                     2 0 0 1          2 0 0 0         2 0 0 1          2 0 0 0           2 0 0 1
                                                     -------          -------         -------          -------           -------


CASH FLOWS FROM OPERATING
ACTIVITIES
         Net loss                                     (1,693)         (5,911)          (6,275)          (11,472)         (14,768)
         Changes in assets and liabilities:
          Accounts receivable                              -               -            -                12,813           12,813
          Accounts payable and accrued                 1,693           1,499            5,508               973            1,955
              Expenses                                ------          ------           ------           -------            -----


          CASH PROVIDED BY (USED IN)
              OPERATING ACTIVITIES                         -          (4,412)            (767)            2,314                -
                                                      ------          ------           ------          --------            -----

NET INCREASE (DECREASE) IN CASH                            -          (4,412)            (767)            2,314                -

CASH  - Beginning of period                          -------          ------           ------             -----            -----
                                                                       6,726              767
                                                     -------          ------           ------             -----            -----

CASH  - End of period                                 $  -           $ 2,314             $  -            $2,314               $-
                                                     =======         =======       ==========            ======               ==




                            RICH HOLDINGS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

     RESULTS OF OPERATIONS

         During the three and nine months ended September 30, 2001, the Company has engaged in no significant operations other than the acquisition of capital for general and administrative expenses and registration of its securities under the Securities Exchange Act of 1934. During this period, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees.

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


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     STATEMENT OF CASH FLOWS

         The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest and taxes for the periods ended September 30, 2001 and April 19, 2000 (date of inception) through September 30, 2001.

                            RICH HOLDINGS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)




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

     NET LOSS PER COMMON SHARE

         The net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the three months ended September 30, 2001 and 2000 and for the nine months ended September 30, 2001 and from April 19, 2000 (date of inception) through September 30, 2000 and 2001.

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

     INCOME TAXES

         The Company is currently in a development stage and has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, as it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $15,000 expiring in the year 2020. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $6,000 and has been offset by a full allowance for business combination under IRC
Section 381. For the period ended September 30, 2001, based on an effective tax rate of 40%, the valuation allowance increased by $677.


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

                            RICH HOLDINGS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)





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

         (a) The exhibits required to be filed herewith by Item 601 of regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.       Description
-----------       --------------------------------------------------------------

3(i).1            Articles of Incorporation of Rich Holdings Group, Inc. *

3(ii).1           By-Laws of Rich Holdings Group, Inc.*

-----------
* Incorporated by reference from Form 10-SB filed by the Company on August 14, 2000.

         (b) No Reports on Form 8-K were filed during the quarter ended September 30, 2001

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2001

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