Form 10QSB
period 2002-03-31
RICH HOLDINGS GROUP INC
filed 2002-05-15
CIK 1100886

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter ended March 31, 2002

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________________ to __________________

                           Commission File No 1-15613
                                     -------

                            RICH HOLDINGS GROUP, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

          Nevada                                                   13-4025362
--------------------------------                         ----------------------
(State or other jurisdiction                            (IRS Employer ID Number)
of incorporation or organization)

               515 Madison Avenue, 21st Floor, New York, NY 10022
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 755-3636
                                 --------------
                           (Issuer's Telephone Number)

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

As of March 31, 2002, the issuer had 2,260,000 shares of common stock, par value $.001 per share issued and outstanding.

                                     PART I

Item 1. Financial Statements

     The unaudited financial statements of Registrant for the three months ended March 31, 2002 follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim period presented.




                            RICH HOLDINGS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 MARCH 31, 2002
                                   (UNAUDITED)






                                    I N D E X



                                                                   Page No.
                                                                   --------



       BALANCE SHEETS                                                 2


       STATEMENTS OF OPERATIONS                                       3


       STATEMENTS OF CASH FLOWS                                       4


       NOTES TO FINANCIAL STATEMENTS                                  5





                                    RICH HOLDINGS GROUP, INC.
                               (A DEVELOPMENT STAGE COMPANY)

                                      BALANCE SHEETS

                                                          (Unaudited)
                                                           March 31,           December 31,
                                                            2 0 0 2               2 0 0 1
                                                            -------               -------

                                          Assets
                                          ------

Current Assets
     Cash                                                  $   --                 $   --
                                                           --------               --------

         Total Assets                                      $   --                 $   --
                                                           ========               ========



                         Liabilities And Stockholders' Deficiency
                         ----------------------------------------

Current liabilities
     Accounts payable and accrued expenses                 $ 11,224               $  9,709
     Due to related company                                  10,408                 10,071
                                                           --------               --------

         Total liabilities                                   21,632                 19,780
                                                           --------               --------


Stockholders' deficiency
     Common stock  - $.001 par value,
         20,000,000 shares authorized,
         2,260,000 shares issued and outstanding              2,260                  2,260
     Deficit accumulated during the development stage       (21,873)               (20,021)
                                                           --------               --------

                                                            (19,613)               (17,761)
     Stock subscription receivable                           (2,019)                (2,019)
                                                           --------               --------

         Total stockholders' deficiency                     (21,632)               (19,780)
                                                           --------               --------

         Total liabilities and stockholders' deficiency    $   --                 $   --
                                                           ========               ========


                  The accompanying notes are an integral part of the
                                financial statements.




                                              RICH HOLDINGS GROUP, INC.
                                            (A DEVELOPMENT STAGE COMPANY)

                                             STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)




                                                                                                    Cumulative
                                                                                                 April 19, 2000
                                                                                                    Inception
                                                            Three Months Ended March 31,              Through
                                                            ----------------------------             March 31,
                                                            2 0 0 2             2 0 0 1                2 0 0 2
                                                            -------             -------              -------



COST AND EXPENSES
     Selling and administrative expenses                  $     1,782          $     1,133          $    21,388
                                                          -----------          -----------          -----------


         OPERATING LOSS                                        (1,782)              (1,133)             (21,388)

INTEREST EXPENSE                                                   70                 --                    485
                                                          -----------          -----------          -----------

         LOSS BEFORE PROVISION FOR INCOME TAXES                (1,852)              (1,133)             (21,873)

PROVISION FOR INCOME TAXES                                       --                   --                   --
                                                          -----------          -----------          -----------


         NET LOSS                                         $    (1,852)         $    (1,133)         $   (21,873)
                                                          ===========          ===========          ===========



Net loss per share of common stock                        $       .00          $       .00
                                                          ===========          ===========

Weighted average number of common shares outstanding       2,260,000            2,260,000
                                                          ===========          ===========



                             The accompanying notes are an integral part of the financial statements



                                     RICH HOLDINGS GROUP, INC.
                                   (A DEVELOPMENT STAGE COMPANY)

                                     STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)



                                                                                                   Cumulative
                                                                                                 April 19, 2000
                                                                                                   Inception
                                                            Three Months Ended March 31,             Through
                                                            ----------------------------            March  31,
                                                            2 0 0 2              2 0 0 1             2 0 0 2
                                                            -------              -------             -------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                               $ (1,852)           $ (1,133)           $(21,873)

     Changes in assets and liabilities:
         Accrued expenses                                      1,515                 411              11,224
                                                            --------            --------            --------

             CASH USED IN OPERATING ACTIVITIES                  (337)               (722)            (10,649)
                                                            --------            --------            --------


CASH FLOWS FROM INVESTING ACTIVITIES                            --
     Proceeds from issuance of capital stock                    --
                                                                                                       2,260
     Increase in stock subscriptions receivable                 --                  --                (2,019)
                                                            --------            --------            --------


             CASH PROVIDED BY INVESTING ACTIVITIES              --                  --                   241
                                                            --------            --------            --------



CASH FLOWS FROM FINANCING ACTIVITIES
         Due to related company                                  337                --                10,408
                                                            --------            --------            --------

             CASH PROVIDED BY FINANCING ACTIVITIES               337                --                10,408
                                                            --------            --------            --------

NET DECREASE IN CASH                                            --                  (722)               --

CASH  - Beginning of period                                     --                   767                --
                                                            --------            --------            --------


CASH  - End of period                                       $   --              $     45            $   --
                                                            ========            ========            ========


                       The accompanying notes are an integral part of the financial statements

                                                      4

                            RICH HOLDINGS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

     RESULTS OF OPERATIONS

     During the period ended March 31, 2002, the Company had engaged in no significant operations other than the acquisition of capital for general and administrative expenses and registration of its securities under the Securities Exchange Act of 1934. During this period, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees.

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

                            RICH HOLDINGS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     STATEMENT OF CASH FLOWS

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest and taxes for the periods ended March 31, 2002 and 2001 and April 19, 2000 inception through March 31, 2002.

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

     NET LOSS PER COMMON SHARE

     The net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the periods ended March 31, 2002 and 2001.

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

     INCOME TAXES

     The Company is currently in a development stage and has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $22,000 expiring in the year 2022. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $8,800 and has been offset by a full valuation allowance. For the period ended March 31, 2002, based on an effective tax rate of 40%, the valuation allowance increased by $740.

                            RICH HOLDINGS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)




3. COMMON STOCK

     The Company is authorized to issue 20,000,000 shares of par value $.001 common stock. On April 19, 2000, 300,000 restricted shares were issued to John Rice III, President, for $.001 per share, and 300,000 restricted shares were issued to Joseph Ingrassia, Secretary, for $ .001 per share.

     On May 3, 2000, 1,280,000 restricted shares were issued to John Rice III, President, and/or affiliates, for $ .001 per share, and 380,000 restricted shares were issued to Joseph Ingrassia, Secretary, and/or affiliates, for $.001 per share.


4. RELATED PARTY TRANSACTIONS

     The caption "Due to related Company" are loans that are unsecured interest bearing at the minimum applicable federal rate and have no fixed terms of repayment, therefore, deemed payable on demand. The Company's operating expenses in 2002 were paid by the related company.

     The balance due to the related company, at March 31, 2002 and December 31, 2001 was $10,408 and $10,071, respectively.

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

         (b) No Reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2002

                                   Rich Holdings Group, Inc.



                                   s/s John R. Rice
                                   ---------------------------------------------
                                   John R. Rich, III, President, Director


                                   s/s Joseph Ingrassia
                                   ---------------------------------------------
                                   Joseph Ingrassia, Secretary, Director