Form 10QSB
period 2002-06-30
RICH HOLDINGS GROUP INC
filed 2002-08-13
CIK 1100886

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter ended June 30, 2002

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________________ to __________________

                           Commission File No 1-15613

                            RICH HOLDINGS GROUP, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                           13-4025362
 ------------------------------                          ----------------------
(State or other jurisdiction of                         (IRS Employer ID Number)
 incorporation or organization)


               515 Madison Avenue, 21st Floor, New York, NY 10022
                     --------------------------------------
                    (Address of principal executive offices)

                                 (212) 755-3636
                            -------------------------
                           (Issuer's Telephone Number)

                                       N/A
               ---------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

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

As of June 30, 2002, the issuer had 2,260,000 shares of common stock, par value $.001 per share issued and outstanding.

                                     PART I

Item 1. Financial Statements

     The unaudited financial statements of Registrant for the three months ended June 30, 2002 follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim period presented.




                            RICH HOLDINGS GROUP, INC.


                                  JUNE 30, 2002
                                   (UNAUDITED)






                                    I N D E X


                                                                       Page No.
                                                                       --------


       CONDENSED BALANCE SHEETS                                           2


       CONDENSED STATEMENTS OF OPERATIONS                                 3


       CONDENSED STATEMENTS OF CASH FLOWS                                 4


       NOTES TO CONDENSED FINANCIAL STATEMENTS                            5



                               RICH HOLDING GROUP, INC.

                               CONDENSED BALANCE SHEETS



                                                         (Unaudited)
                                                           June 30,        December 31,
                                                            2 0 0 2          2 0 0 1
                                                           --------         --------

                                        Assets
                                        ------

Current Assets
     Cash and cash equivalents                             $   --           $   --
                                                           --------         --------

         Total Assets                                      $   --           $   --
                                                           ========         ========




                       Liabilities and Stockholders' Deficiency
                       ----------------------------------------

Current Liabilities
     Accounts payable and accrued liabilities              $ 10,926         $  9,709
     Due to related company                                  13,756           10,071
                                                           --------         --------

         Total Liabilities                                   24,682           19,780
                                                           --------         --------


Stockholders' deficiency
     Common stock  - $.001 par value,
         20,000,000 shares authorized,
         2,260,000 issued and outstanding                     2,260            2,260
     Deficit                                                (24,923)         (20,021)
                                                           --------         --------

                                                            (22,663)         (17,761)
     Stock subscription receivable                          ( 2,019)          (2,019)
                                                           --------         --------

         Total stockholders' deficiency                     (24,682)         (19,780)
                                                           --------         --------

         Total liabilities and stockholders' deficiency    $   --           $   --
                                                           ========         ========


             The accompanying notes are an integral part of the condensed financial statements.

                                         2



                                      RICH HOLDING GROUP, INC.

                                 CONDENSED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)



                                               Three Months Ended           Six Months Ended
                                                     June 30,                    June 30
                                             ----------------------     ------------------------
                                             2 0 0 2        2 0 0 1       2 0 0 2        2 0 0 1
                                             -------        -------       -------        -------

Cost and Expenses
     Selling and administrative expenses   $     3,050    $     3,449   $     4,832    $     1,928
                                           -----------    -----------   -----------    -----------


         Operating Loss                         (3,050)        (3,449)       (4,832)        (1,928)

Interest expense                           $      --      $      --              70          2,654
                                           -----------    -----------   -----------    -----------

         Loss before provisions for
            income taxes                        (3,050)        (3,449)       (4,902)        (4,582)


Provision for income taxes                        --             --            --             --
                                           -----------    -----------   -----------    -----------


         Net Loss                          $    (3,050)   $    (3,449)  $    (4,902)   $    (4,582)
                                           ===========    ===========   ===========    ===========




Net loss per share of common stock         $      (.00)   $      (.00)  $      (.00)   $      (.00)
                                           ===========    ===========   ===========    ===========

Weighted average number of common
     shares outstanding                      2,260,000      2,260,000     2,260,000      2,260,000
                                           ===========    ===========   ===========    ===========


                    The accompanying notes are an integral part of the condensed financial statements.

                                                  3

                            RICH HOLDINGS GROUP, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                             Six Months Ended
                                                             ----------------
                                                                 June 30,
                                                                 --------

                                                           2 0 0 2       2 0 0 1
                                                           -------       -------


     Cash flows from operating activities
        Net loss                                          $(4,902)      $(4,582)
        Changes in assets and liabilities:
               Accrued expenses                             1,217         3,815
                                                          -------       -------

               Net Cash Used In Operating
                 activities                                (3,685)         (767)
                                                          -------       -------



     Cash flows from financing activities
        Due to related company                              3,685          --
                                                          -------       -------

               Net cash provided by financing
                 activities                                 3,685          --
                                                          -------       -------



     Net decrease in cash                                    --            (767)


     Cash and cash equivilents - beginning of period         --             76
                                                          -------       -------

     Cash and cash equivilents - end of period            $  --         $  --
                                                          =======       =======


                  The accompanying notes are an integral part
                    of these condensed financial statements.

                            RICH HOLDINGS GROUP, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2001.

1.   BUSINESS DESCRIPTION - ORGANIZATION

     On April 19, 2000, Rich Holdings Group, Inc. (the "Company") was incorporated under the laws of the State of Nevada. The Company may engage in any business that is permitted by the State of Nevada. The majority of shareholders voted on February 20, 2000 to divide the company in to the following business sectors (i) financial services industry; (ii) consumer products industry; (iii) E-commerce industry; and, (iv) emerging technology. The Company is seeking additional entities to acquire in order to complete its business plan. The Company is not a "Development Stage Company" as defined by Generally Accepted Accounting Principles (GAAP), as was reported in the Company's prior financial statements of operations and cash flows.

     On April 21, 2000, RC Holding Corp., a Delaware corporation with a stockholders' deficiency of $188 was merged into the Company. Accounts receivable of $12,813 and accounts payable of $13,001 were transferred into the Company as part of the merger.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company is an inactive company and has experienced to significant change in liquidity, capital resources or stockholders' equity other than the receipt of proceeds for its operating expenses. Substantially all of such funds have been used to pay expenses incurred by the Company.

     RESULTS OF OPERATIONS

     During the six months and three months ended June 30, 2002, the Company had engaged in no significant operations other than the acquisition of capital for general and administrative expenses and registration of its securities under the Securities Exchange Act of 1934. During these periods, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees.

                            RICH HOLDINGS GROUP, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     STATEMENT OF CASH FLOWS

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest and taxes for the periods ended June 30, 2002 and 2001.

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

     NET LOSS PER COMMON SHARE

     The net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the period.

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

     INCOME TAXES

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

                            RICH HOLDINGS GROUP, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The Company is currently an inactive company and has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $25,000 expiring in the year 2022. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $10,000 and has been offset by a full valuation allowance. For the six months and three months ended June 30, 2002, based on an effective tax rate of 40%, the valuation allowance increased by $1,961 and $1,220, respectively.

     The use of the net operating loss carryforward is subject to limitations imposed by the Internal Revenue Service in the event of a change in ownership and control.

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

         The balance due to the related company, at June 30, 2002 and December 31, 2001 was $13,756 and $10,071, respectively.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

     The Company is considered a development stage company with limited assets or capital, and with limited operations or income since 1996. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the company have been paid for by the controlling shareholders of the Company who are also its officers and directors. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and any additional needed funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future. Current shareholders have not agreed upon the terms and conditions of future financing and such undertaking will be subject to future negotiations, except for the express commitment of the officers and directors to fund required under the Securities Act of 1934 (the " '34 Act"). Repayment of any such funding will also be subject to such negotiations. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

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

                                     PART II

Item 6.  Exhibits and reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.       Description
-----------       -----------

3(i).1            Articles of Incorporation of Rich Holdings Group, Inc. *
3(ii).1           By-Laws of Rich Holdings Group, Inc.*
99.1              Certification

-----------

* Incorporated by reference from Form 10-SB filed by the Company on August 14, 2000.

     (b) No Reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 6,  2002


                                            Rich Holdings Group, Inc.


                                            By:  /s/  John R. Rice, III
                                               -------------------------------
                                                      John R. Rice, III
                                                      President, Director