Form 10QSB
period 2002-09-30
RICH HOLDINGS GROUP INC
filed 2002-11-19
CIK 1100886

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter ended September 30, 2002

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________________ to __________________

                           Commission File No 1-15613
                                     -------

                            RICH HOLDINGS GROUP, INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Nevada                                                13-4025362
------------------------                                 ----------------------
(State or other jurisdiction                            (IRS Employer ID Number)
of incorporation or organization)

               515 Madison Avenue, 21st Floor, New York, NY 10022
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 755-3636
                                 --------------
                           (Issuer's Telephone Number)

--------------------------------------------------------------------------------
                                       N/A
               Former name, former address and former fiscal year,
                          if changed since last report

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

As of September 30, 2002, the issuer had 2,260,000 shares of common stock, par value $.001 per share issued and outstanding.

                                     PART I



Item 1. Financial Statements

         The unaudited financial statements of Registrant for the three months ended September 30, 2002 follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim period presented.



                            RICH HOLDINGS GROUP, INC.

                               September 30, 2002
                                   (UNAUDITED)






                                    I N D E X


                                                                        Page No.



       CONDENSED BALANCE SHEET                                              2


       CONDENSED STATEMENTS OF OPERATIONS                                   3


       CONDENSED STATEMENTS OF CASH FLOWS                                   4


       NOTES TO CONDENSED FINANCIAL STATEMENTS                              5

                            RICH HOLDINGS GROUP, INC.


                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)




                                                                   September 30,
                                                                       2002
                                                                       ----
                                     Assets
                                     ------

Current assets
        Cash and cash equivalents                                      $   --
                                                                       --------


             Total assets                                              $   --
                                                                       ========




                    Liabilities and Stockholders' Deficiency
                    ----------------------------------------

Current liabilities
        Accounts payable and accrued liabilities                       $ 13,016
        Due to related company                                           13,756
                                                                       --------

             Total liabilities                                           26,772
                                                                       --------

Stockholders' deficiency
        Common stock - $.001 par value,
             20,000,000 shares authorized,
             2,260,000 shares issued and outstanding                      2,260
        Deficit                                                         (27,013)
                                                                       --------

                                                                        (24,753)
        Stock subscription receivable                                    (2,019)
                                                                       --------

        Total stockholders' deficiency                                  (26,772)
                                                                       --------

             Total liabilities and stockholders' deficiency            $   --
                                                                       ========




                The accompanying notes are an integral part of the
                         condensed financial statements.



                                              RICH HOLDINGS GROUP, INC.


                                        CONDENSED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)


                                                        Three Months Ended                    Nine Months Ended
                                                        ------------------                    -----------------
                                                           September 30,                        September 30,
                                                           -------------                        -------------
                                                       2002             2001              2002              2001
                                                       ----             ----              ----              ----

Cost and expenses
      Selling and administrative expenses            $ 2,090           $ 1,693           $ 6,922           $ 6,275
                                                     -------           -------           -------           -------


           Operating loss                             (2,090)           (1,693)           (6,922)           (6,275)

Interest expense                                        --                --                  70              --
                                                     -------           -------           -------           -------

           Loss before provisions for
              income taxes                            (2,090)           (1,693)           (6,992)           (6,275)

Provision for income taxes                              --                --                --                --
                                                     -------           -------           -------           -------

           Net loss                                  $(2,090)          $(1,693)          $(6,992)          $(6,275)
                                                     =======           =======           =======           =======




                         The accompanying notes are an integral part of the condensed financial statements.







                                    RICH HOLDINGS GROUP, INC.

                                 CONDENSED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)




                                                                           Nine Months Ended
                                                                              September 30,
                                                                              -------------
                                                                       2002                    2001
                                                                       ----                   ----

Cash flows from operating activities
              Net cash used in operating
                 activities                                          $(3,685)                 $  (767)
                                                                     -------                  -------

Cash flows from investing activities
        Due to related company                                         3,685                     --
                                                                     -------                  -------

              Net cash used in financing
                 activities                                            3,685                     --
                                                                     -------                  -------

Net decrease in cash
                                                                        --                       (767)

Cash and cash equivalents - beginning of period
                                                                        --                        767
                                                                     -------                  -------

Cash and cash equivalents - end of period                            $  --                    $  --
                                                                     =======                  =======


            The accompanying ntoes are an integral part of the condensed financial statements.

                                                    4


                            RICH HOLDINGS GROUP, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2001.

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

     Due to the Company having no specific business plan or operations, the Company is not a "Development Stage Company" as defined by Generally Accepted Accounting Principles (GAAP), as was reported in the Company's prior financial statements of operations and cash flows.

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

     RESULTS OF OPERATIONS

     During the nine months and three months ended September 30, 2002, the Company had engaged in no significant operations other than the acquisition of capital for general and administrative expenses and registration of its securities under the Securities Exchange Act of 1934. During these periods, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     STATEMENT OF CASH FLOWS

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest and taxes for the periods ended September 30, 2002 and 2001.

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

                            RICH HOLDINGS GROUP, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



         The Company is currently an inactive company and has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $27,000 expiring in the year 2022. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $11,000 and has been offset by a full valuation allowance. For the nine months and three months ended September 30, 2002, based on an effective tax rate of 40%, the valuation allowance increased by $2,797 and $836, respectively.

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

         The balance due to the related company, at September 30, 2002 was $13,756.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

     The Company is considered a development stage company with limited assets or capital, and with limited operations or income since 1996. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the company have been paid for by the controlling shareholders of the Company who are also its officers and directors. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and any additional needed funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future. Current shareholders have not agreed upon the terms and conditions of future financing and such undertaking will be subject to future negotiations, except for the express commitment of the officers and directors to fund required under the Securities Act of 1934 (the " `34 Act"). Repayment of any such funding will also be subject to such negotiations. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

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

Exhibit No.                  Description
----------                   -----------

3(i).1            Articles of Incorporation of Rich Holdings Group, Inc. *
3(ii).1           By-Laws of Rich Holdings Group, Inc.*

-----------
* Incorporated by reference from Form 10-SB filed by the Company on August 14, 2000.

     (b) No Reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 18,  2002

                                      Rich Holdings Group, Inc.


                                      /s/ John R. Rice, III
                                      ------------------------------------------
                                      John R. Rice, III, President, Director

                                  CERTIFICATION

I, John R, Rice, III, certify that:

1. I have read this quarterly report on Form 10-QSB of Rich Holdings Group, Inc.;

2. To my knowledge the information in this report is true in all important respects as of September 30, 2002; and

3. This report contains all information about the company of which I am aware that I believe important to a reasonable investor, in light of the subjects required to be addressed in this report as of September 30, 2002.

For purposes of this certification, information is "important to a reasonable investor" if:

(a) There is a substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

(b) The report would be misleading to a reasonable investor if the information was omitted from the report.

Date: November 18, 2002

                                           /s/ John R. Rice, III
                                           -------------------------------------
                                           John R. Rice, III
                                           President and Chief Financial Officer