Form 10KSB
period 2002-12-31
RICH HOLDINGS GROUP INC
filed 2003-04-15
CIK 1100886

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________________ to _________________

       Commisison file number 0-26509

                            RICH HOLDINGS GROUP, INC.
                     (Name of small business in its charter)

            Nevada                                               13-4025362
 ---------------------------                                  ----------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,260,000 as of December 31, 2002.

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

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

General

     Rich Holdings Group, Inc. was incorporated under the laws of the Delaware on November 22, 1996 as R.C. Holding Corp. On June 30, 2000, R.C. Holding Corp. was merged into its wholly owned subsidiary, Rich Holdings Group, Inc., a Nevada corporation ("Rich/the "Company") for the purpose of changing the Company's domicile to Nevada. At that time the Company also changed its name to Rich Holdings Group, Inc. The Company is in the early promotional stage. To date the Company's only activities have been organizational ones, directed at the raising of capital, and preliminary efforts to seek one or more properties or businesses for acquisition. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.

     The Company's business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses. In February 2000, the Company decided to concentrate the its acquisition efforts in the following business sectors; (i) financial services industry; (ii) consumer products industry; (iii) e-commerce industry; or (iv) emerging technology. Such acquisitions may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

     As of the end of its fiscal year ending December 31, 2002, the Company had not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

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

Competition

     The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The Company also will experience competition from other public "blind pool" companies, many of which may have more funds available than does the Company. Administrative Offices

     The Company currently maintains a mailing address at 515 Madison Avenue, 21st Floor, new York, NY 10022. The Company's telephone number there is (212) 755-3636.

     Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

Employees

     The Company is a blank check company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. No remuneration will be paid to the Company's officers except as set forth under "Executive Compensation" and under "Certain Relationships and Related Transactions."

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the security holders of the Company during the fiscal year which ended December 31, 2002.


                                     Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There has been no established public trading market for the Company's securities since its inception on March 22, 1996. As of December 31, 2002 there were 2,260,000 shares outstanding, and the Company has 30 shareholders of record. No dividends have been paid to date and the Company's Board of directors does not anticipate paying dividends in the foreseeable future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The Company a blank check company, and, since inception, has experienced no significant change in liquidity or capital resources or stockholders equity other than the receipt of proceeds in the amount of $22,060 for its initial capitalization funds. Substantially all of such funds have been used to pay expenses incurred by the Company.

     The Company intends to seek to carry out its plan of business as discussed herein. In order to do so, it will require additional capital to pay ongoing expenses, including particularly legal and accounting fees incurred in conjunction with future compliance with its on-going reporting obligations.

Results of Operations

     As of December 31, 2002, the Company has an accumulated deficit of $24,044. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

     The Company anticipates incurring a loss during fiscal year ending December 31, 2003 as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

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



ITEM 7. FINANCIAL STATEMENTS.
4.   INCOME TAXES

     The Company has a Federal net operating loss carryforward of approximately $24,000 expiring in the year 2022. The tax benefit of this net operating losses is approximately $10,000 and has been offset by a full allowance for business contributions under IRC Section 381. For the period ended December 31, 2002 the valuation allowance increased by $1,609.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.

     There have been no changes in or disagreements with accountants on accounting matters or financial disclosure.


                                    Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

       The directors and executive officers currently serving the Company are as follows:

Name                    Age                        Position(s) held
----                    ---                   ------------------------------
John R. Rice, III       59                    President, Director
John Beasty             62                    Secretary, Treasurer, Director

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

Biographical Information

John R. Rice, III.

     Mr. Rice received a Bachelor of Arts Degree in Liberal Arts from the University of Miami, Miami, FL. in 1964. From 1975 to 1989 he was a principal of John R. Rice Associates, Inc. a New York based business consulting and finance company initially focusing on asset based debt placements , and expanded to include medical equipment lease financing with clients including, among others, Johnson and Johnson Technocare, Division, Seimens Corporation, Picker Corporation, GE Capital, Marine Midland Bank, and various medical equipment-based Limited Partnerships. Mr. Rice became active in organizing, promoting and managing several Limited Partnerships. Mr. Rice is a Founder, Managing Member and principal of Capstone & Company, LLC, a financial service company, and its affiliates. He oversees international marketing of Capstone's programs and services to investors and joint venture partners, and is also responsible for capital formation for the Capstone group of companies.

John F. Beasty

     Mr. Beasty received a Bachelor of Science Degree in Accounting from Mount Saint Marys College in 1960 and an M.B.A. in Finance from Fairleigh Dickinson University in 1966. From 1976 to 1985 he was the Controller of Houbigant, Inc. From 1985 to 1988 he was the Director of Corporate Accounting for Levelor Lorentzen, and from 1988 to 1994 he returned to Houbigant, Inc. as its

International Controller. In each of these functions he was responsible for control, analysis and interpretation of financial results of domestic and foreign operations, responsible for general accounting, accounts payable, financial reports and budgeting for those companies. From 1995 to 1996 Mr. Beasty was President of Northern Valley Packaging, Inc. offering distribution and contract packaging to the fragrance and cosmetics industries, including computerized inventory controls, order processing, analytical reports and general ledger. From 1996 to 1999 he was Controller/CFO of Riviera Concepts of America, Inc./Khepra Beauty Group, LLC, and was responsible for accounting and treasury functions. Mr. Beasty became the Controller/CFO of Capstone Capital, LLC in 1999 and in which position he remains. He is responsible for all accounting and treasury functions for Capstone's trade finance and short term loan portfolio.

Compliance with Section 16(a) of the Exchange Act.

     John R. Rice, III, an officer and director of the Company and Joseph Ingrassia are beneficial owners of more than 10% of the Company's common stock, and were each required to file an Initial Statement of Beneficial Ownership of Securities on Form 3 at the time of the registration of the Company's securities under Section 12(g) of the Act. Neither of them made a timely filing on Form 3. They have each represented to the Company that they will complete all required filings under Section 16(a) on or before May 15, 2003.

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

Name and                            Number of Shares            Percent of
Address                             Owned Beneficially          Class Owned
--------------------------------------------------------------------------------
John R. Rice,III                        1,510,000                66.8%
1 Seawall Lane
Bayville, NY 11209

Joseph Ingrassia                          610,000                27%
3 Van Gogh Lane
Suffern, New york 10901

All officers and directors              1,510,000                 66.8%
 as a group (1 person)

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The Exhibits listed below are filed as part of this Annual Report.

Exhibit No.                 Document
-----------                 --------

 3.1 Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 11, 2000.

 3.2 Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 11, 2000.

     (b) The Company did not file any reports on Form 8-K during the fiscal year ended December 31, 2002.

                            RICH HOLDING GROUP, INC.

                                DECEMBER 31, 2002



                                    I N D E X


                                                                       Page No.
                                                                       --------


INDEPENDENT AUDITORS' REPORT                                              F-2


BALANCE SHEETS                                                            F-3


STATEMENTS OF OPERATIONS                                                  F-4


STATEMENT OF STOCKHOLDERS' DEFICIENCY                                     F-5


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



Board of Directors and Stockholders
Rich Holding Group, Inc.
New York, N.Y.


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


We have audited the accompanying balance sheets of Rich Holding Group, Inc. as of December 31, 2002 and 2001, and the related statements of operations, stockholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rich Holding Group, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/   Livingston Wachtell & Co., LLP


New York, New York
April 11, 2003


                                       RICH HOLDING GROUP, INC.

                                          BALANCE SHEETS



                                                                       December 31,
                                                                       ------------
                                                              2 0 0 2               2 0 0 1
                                                              -------               -------

                                             Assets
                                             ------

          Total assets                                      $   --                 $   --
                                                            ========               ========


                              Liabilities and Stockholders' Deficiency
                              ----------------------------------------

Current liabilities
     Accrued expenses                                       $  8,685               $  9,709
     Due to related party                                     15,118                 10,071
                                                            --------               --------

          Total liabilities                                   23,803                 19,780
                                                            --------               --------


Stockholders' deficiency
     Common Stock - $ .001 par value,
          authorized 20,000,000 shares,
          issued and outstanding; 2,260,000 shares             2,260                  2,260
     Deficit                                                 (24,044)               (20,021)
                                                            --------               --------

                                                             (21,784)               (17,761)
Stock subscription receivable                                 (2,019)                (2,019)
                                                            --------               --------

          Total stockholders' deficiency                     (23,803)               (19,780)
                                                            --------               --------

          Total liabilities and stockholders' deficiency    $   --                 $   --
                                                            ========               ========



                            The accompanying notes are an integral part
                                  of these financial statements.



                            RICH HOLDING GROUP, INC.

                            STATEMENTS OF OPERATIONS



                                                      Years Ended December 31,
                                                      ------------------------
                                                       2002             2001
                                                       ----             ----

Cost and expenses
     General and administrative expenses:
        Bank charges                               $      --        $        93
        Edgar filing service fees                        3,232              210
        Professional fees                                  721           10,381
                                                   -----------      -----------

          Total cost and expenses                        3,953           10,684
                                                   -----------      -----------
Operating loss                                          (3,953)         (10,684)



Interest expense                                            70              415
                                                   -----------      -----------

          Net loss                                 $    (4,023)     $   (11,099)
                                                   ===========      ===========



        Loss per common share                      $      (.00)     $      (.00)
                                                   ===========      ===========


        WEIGHTED AVERAGE COMMON
          SHARES OUTSTANDING                         2,260,000        2,260,000
                                                   ===========      ===========


                   The accompanying notes are an integral part
                         of these financial statements.





                                                RICH HOLDING GROUP, INC.

                                          STATEMENT OF STOCKHOLDERS' DEFICIENCY






                                                       COMMON STOCK
                                                     $.001 PAR VALUE            ADDITIONAL
                                                  ---------------------          PAID-IN
                                                  SHARES         AMOUNT          CAPITAL                DEFICIT
                                                  ------         ------          -------                -------
Common stock issued for cash -
     April 19, 2000 at $.001                    600,000       $       600       $      --
     May 3, 2000 at $.001                     1,660,000             1,660              --


     Net loss for the period -
         April 19, 2000 through
         December 31, 2000                                                                           $    (8,922)
                                              ---------       -----------          --------          -----------
     BALANCE - December 31,
        2000                                  2,260,000             2,260              --                 (8,922)

          Net loss 2001                                                                                  (11,099)
                                              ---------       -----------          --------          -----------
     BALANCE - December 31,
        2001                                  2,260,000       $     2,260          $   --            $   (20,021)

          Net loss 2002                                                                                   (4,023)
                                              ---------       -----------          --------          -----------
     BALANCE - December 31,
        2002                                  2,260,000       $     2,260          $   --            $   (24,044)
                                              =========       ===========          ========          ===========




                                        The accompanying notes are an integral part
                                             of these financial statements.

                                                           F-5

                            RICH HOLDING GROUP, INC.

                            STATEMENTS OF CASH FLOWS






                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                          2 0 0 2      2 0 0 1
                                                          -------      -------


Cash flows from operating activities
     Net loss                                            $ (4,023)     $(11,099)
     Changes in assets and liabilities:
         Accounts payable and accrued expenses             (1,023)          261
                                                         --------      --------

Cash used in operating activities
                                                           (5,046)      (10,838)
                                                         --------      --------


Cash flows from financing activities
     Due to related company
                                                            5,046        10,071
                                                         --------      --------

Cash provided by financing activities
                                                            5,046        10,071
                                                         --------      --------


     Net decrease in cash                                    --            (767)

Cash  - beginning of year                                    --             767
                                                         --------      --------
Cash  - end of year                                      $   --        $   --
                                                         ========      ========


                  The accompanying notes are an integral part
                         of these financial statements.

                            RICH HOLDINGS GROUP, INC.

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

     LIQUIDITY AND CAPITAL RESOURCES

     The Company is an inactive company and has experienced no significant change in liquidity, capital resources or stockholders' equity other than the receipt of proceeds for its operating expenses. Substantially all of such funds have been used to pay expenses incurred by the Company.

     RESULTS OF OPERATIONS

     During the years ended December 31, 2002 and 2001, the Company had engaged in no significant operations other than the acquisition of capital for general and administrative expenses and registration of its securities under the Securities Exchange Act of 1934. During these periods, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees.

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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     STATEMENT OF CASH FLOWS

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest and taxes for the years ended December 31, 2002 and 2001.

                            RICH HOLDINGS GROUP, INC.

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

     The Company is currently an inactive company and has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $24,000 expiring in the year 2022. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $10,000 and has been offset by a full valuation allowance. For the years ended December 31, 2002 and 2001, based on an effective tax rate of 40%, the valuation allowance increased by $1,609 and $4,440, respectively.

                            RICH HOLDINGS GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     INCOME TAXES (Continued)

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

     The balance due to the related company, at December 31, 2002 and 2001 was $15,118 and $10,071, respectively.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 14, 2003

                                     RICH HOLDINGS GROUP, INC.


                                     By:  s/s John R. Rice, III
                                          ---------------------
                                          John R. Rice, III, President, Director


                                     By:  s/s John F. Beasty
                                          ------------------
                                          John F. Beasty, Treasurer, Secretary,
                                          and Director

                                  CERTIFICATION

We,  John R. Rice, III and John F. Beasty certify that:

1.   We have read this annual report on Form 10-KSB of Rich Holdings Group, Inc.

2. To our knowledge the information in this report is true in all important respects as of December 31, 2002; and

3. This report contains all information about the company of which we am aware that we believe important to a reasonable investor, in light of the subjects required to be addressed in this report as of December 31, 2002.

For purposes of this certification, information is "important to a reasonable investor" if:

     (a) There is a substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

     (b) The report would be misleading to a reasonable investor if the information was omitted from the report.


Date: April 14, 2003                     /s/  John R. Rice, III
                                         ---------------------------------------
                                         John R. Rice, III, President

                                         /s/  John F. Beasty
                                         ---------------------------------------
                                         John F. Beasty, Treasurer