Form 10QSB
period 2003-03-31
RICH HOLDINGS GROUP INC
filed 2003-05-15
CIK 1100886

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter ended March 31, 2003

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                   to
                                  -------------------  -------------------

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

                                       N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

As of March 31, 2003, the issuer had 2,260,000 shares of common stock, par value $.001 per share issued and outstanding.

                                     PART I


Item 1. Financial Statements

     The unaudited financial statements of Registrant for the three months ended March 31, 2003 follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim period presented.

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

     (a) The exhibits required to be filed herewith by Item 601 of regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.         Description
-----------         -----------

3(i).1              Articles of Incorporation of Rich Holdings Group, Inc. *

3(ii).1             By-Laws of Rich Holdings Group, Inc.*

99.1 Certification under Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification under Section 302 of the Sarbanes-Oxley Act of 2002

-----------
* Incorporated by reference from Form 10-SB filed by the Company on August 14, 2000.

     (b) No Reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 5,  2003

                                            Rich Holdings Group, Inc.


                                            /s/  John R. Rice, III
                                            ----------------------------------
                                                 John R. Rice, III, President,
                                                 Director

                            RICH HOLDINGS GROUP, INC.

                                 MARCH 31, 2003
                                   (UNAUDITED)






                                    I N D E X


                                                                       Page No.
                                                                       --------


       CONDENSED BALANCE SHEET                                            F-2


       CONDENSED STATEMENTS OF OPERATIONS                                 F-3


       CONDENSED STATEMENTS OF CASH FLOWS                                 F-4


       NOTES TO CONDENSED FINANCIAL STATEMENTS                            F-5

                            RICH HOLDINGS GROUP, INC.

                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)



                                                                       March 31,
                                                                        2 0 0 3
                                                                        -------
                                     Assets
                                     ------

Current assets
     Cash and cash equivalents                                         $   --
                                                                       --------

         Total assets                                                  $   --
                                                                       ========


                    Liabilities and Stockholders' Deficiency
                    ----------------------------------------

Current liabilities
     Accounts payable and accrued liabilities                          $  8,006
     Due to related company                                              16,568
                                                                       --------

         Total liabilities                                               24,574
                                                                       --------

Stockholders' deficiency
     Common stock  - $.001 par value,
         authorized 20,000,000 shares,
         issued and outstanding 2,260,000 shares                          2,260
     Deficit                                                            (24,815)
                                                                       --------

                                                                        (22,555)
     Stock subscription receivable                                       (2,019)
                                                                       --------

         Total stockholders' deficiency                                 (24,574)
                                                                       --------

         Total liabilities and stockholders' deficiency                $   --
                                                                       ========


                 The accompanying notes are an integral part of
                       the condensed financial statements.

                            RICH HOLDINGS GROUP, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                        Three Months Ended
                                                             March 31,
                                                         2003           2002
                                                         ----           ----

Cost and expenses
     Selling and administrative expenses             $       771    $     1,782
                                                     -----------    -----------

               Operating loss                               (771)        (1,782)

Interest expense                                            --               70
                                                     -----------    -----------

               Loss before provision for
                  income taxes                              (771)        (1,852)

Provision for income taxes                                  --             --
                                                     -----------    -----------

               Net loss                              $      (771)   $    (1,852)
                                                     ===========    ===========


        Loss per common share                        $      (.00)   $      (.00)
                                                     ===========    ===========


        Weighted average common shares outstanding     2,260,000      2,260,000
                                                     ===========    ===========


                 The accompanying notes are an integral part of
                       the condensed financial statements.

                            RICH HOLDINGS GROUP, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                            Three Months Ended
                                                                March 31,
                                                           2003           2002
                                                           ----           ----



Cash used in operating activities                        $(1,450)       $  (337)
                                                         -------        -------

Cash flows from financing activities
     Due to related party                                  1,450            337
                                                         -------        -------

Cash provided by financing activities                      1,450            337
                                                         -------        -------

Net change in cash                                          --             --


Cash - beginning of period                                  --             --
                                                         -------        -------

Cash - end of period                                     $  --          $  --
                                                         =======        =======


                 The accompanying notes are an integral part of
                       the condensed financial statements.

                            RICH HOLDINGS GROUP, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2002.

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

     The Company is a "blank check" Company and has experienced no significant change in liquidity, capital resources of stockholders' equity other than the receipt of proceeds for its operating expenses. Substantially all of such funds have been used to pay expenses incurred by the Company.


     RESULTS OF OPERATIONS

     During the three months ended March 31, 2003 and 2002, the Company had engaged in no significant operations other than the acquisition of capital for general and administrative expenses and registration of its securities under the Securities Exchange Act of 1934. During these periods, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees.

                            RICH HOLDINGS GROUP, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BUSINESS DESCRIPTION - ORGANIZATION (Continued)

     RESULTS OF OPERATIONS (Continued)

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


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     STATEMENT OF CASH FLOWS

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest and taxes for the three months ended March 31, 2003 and 2002.

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

                            RICH HOLDINGS GROUP, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     INCOME TAXES (Continued)

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

     The Company is currently an inactive company and has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $25,000 expiring in the year 2022. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $10,000 and has been offset by a full valuation allowance. For the three months ended March 31, 2003 and 2002, based on an effective tax rate of 40%, the valuation allowance increased by $308 and $741, respectively.

     The use of the net operating loss carryforward is subject to limitations imposed by the Internal Revenue Service in the event of a change in ownership and control.


3.   COMMON STOCK

     The Company is authorized to issue 20,000,000 shares of par value $.001 common stock. On April 19, 2000, 300,000 restricted shares were issued to John Rice III, President, for $.001 per share, and 300,000 restricted shares were issued to Joseph Ingrassia, Secretary, for $.001 per share.

     On May 3, 2000, 1,280,000 restricted shares were issued to John Rice III, President, and/or affiliates, for $.001 per share, and 380,000 restricted shares were issued to Joseph Ingrassia, Secretary, and/or affiliates, for $.001 per share.


4.   RELATED PARTY TRANSACTIONS

     The caption "Due to related Company" are loans that are unsecured interest bearing at the minimum applicable federal rate and have no fixed terms of repayment, therefore, deemed payable on demand. The Company's operating expenses in 2002 were paid by the related company.

     The balance due to the related company, at March 31, 2003 was $16,568.