Form 10QSB
period 2003-06-30
RICH HOLDINGS GROUP INC
filed 2003-08-14
CIK 1100886

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                     OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                         For Quarter ended June 30, 2003

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________________ to __________________

                           Commission File No 1-15613

                            RICH HOLDINGS GROUP, INC.
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                            13-4025362
            ------                                            ----------
   (State or other jurisdiction                         (IRS Employer ID Number)
 of incorporation or organization)


               515 Madison Avenue, 21st Floor, New York, NY 10022
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 755-3636
                                 --------------
                           (Issuer's Telephone Number)

                                       N/A
                                       ---
               Former name, former address and former fiscal year,
                          if changed since last report

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

As of June 30, 2003, the issuer had 2,260,000 shares of common stock, par value $.001 per share issued and outstanding.

                                     PART I

Item 1. Financial Statements

     The unaudited financial statements of Registrant for the three months ended June 30, 2003 follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim period presented.

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

          (b) No Reports on Form 8-K were filed during the quarter ended June 30, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13,  2003

                                          Rich Holdings Group, Inc.


                                          /s/ John R. Rice, III
                                          --------------------------------------
                                          John R. Rice, III, President, Director

                                  CERTIFICATION

We, John R. Rice, III and John F. Beasty certify that:

1. We have read this quarterly report on Form 10QSB of Rich Holdings Group, Inc.

2. To our knowledge, the information in this report is true in all important respects as of June 30, 2003; and

3. This report contains all information about the company of which we are aware that we believe important to a reasonable investor, in light of the subjects required to be addressed in this report as of June 30, 2003.

For purposes of this certifications, information is "important to a reasonable investor" if:

(a) There is a substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

(b) The report would be misleading to a reasonable investor if the information was omitted from the report.

Date: August 13, 2003



                                                  /s/ John R. Rice, III
                                                  ------------------------------
                                                  John R. Rice, III, President


                                                  /s/ John F. Beasty
                                                  ------------------------------
                                                  John F. Beasty, Treasurer

         CERTIFICATE UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John R. Rice, III, being the President of Rich Holdings Group, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the period ended June 30, 2003.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made. Not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date oft his quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: August 13, 2003


/s/ John R. Rice, III
---------------------
John R. Rice, III

                            RICH HOLDINGS GROUP, INC.

                                  JUNE 30, 2003
                                   (UNAUDITED)






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



       CONDENSED BALANCE SHEET                                         F-2


       CONDENSED STATEMENTS OF OPERATIONS                              F-3


       CONDENSED STATEMENTS OF CASH FLOWS                              F-4


       NOTES TO CONDENSED FINANCIAL STATEMENTS                         F-5

                            RICH HOLDINGS GROUP, INC.

                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                  JUNE 30, 2003




                                     Assets


Current assets
     Cash and cash equivalents                                         $   --
                                                                       --------

         Total assets                                                  $   --
                                                                       ========


Liabilities and Stockholders' Deficiency


Current liabilities
     Accounts payable and accrued liabilities                          $ 10,736
     Due to related company                                              16,925
                                                                       --------

         Total liabilities                                               27,661
                                                                       --------

Stockholders' deficiency
     Common stock  - $.001 par value,
         authorized 20,000,000 shares,
         issued and outstanding 2,260,000 shares                          2,260
     Deficit                                                            (27,902)
                                                                       --------

                                                                        (25,642)
     Stock subscription receivable                                       (2,019)
                                                                       --------

         Total stockholders' deficiency                                 (27,661)
                                                                       --------

         Total liabilities and stockholders' deficiency                $   --
                                                                       ========




                   The accompanying notes are an integral part
                     of the condensed financial statements.




                                             RICH HOLDINGS GROUP, INC.

                                        CONDENSED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)





                                                              Three Months Ended                Six Months Ended
                                                                  June 30,                         June 30,
                                                                  --------                         --------
                                                            2003             2002             2003            2002
                                                            ----             ----             ----            ----

Cost and expenses
     Selling and administrative expenses                $     3,087      $     3,050      $     3,858      $     4,832
                                                        -----------      -----------      -----------      -----------

               Operating loss                                (3,087)          (3,050)          (3,858)          (4,832)

Interest expense                                               --               --               --                 70
                                                        -----------      -----------      -----------      -----------

               Loss before provision for
                  income taxes                               (3,087)          (3,050)          (3,858)          (4,902)

Provision for income taxes                                     --               --               --               --
                                                        -----------      -----------      -----------      -----------

               Net loss                                 $    (3,087)     $    (3,050)     $    (3,858)     $    (4,902)
                                                        ===========      ===========      ===========      ===========


        Loss per common share                           $      (.00)     $     (.00)      $      (.00)     $      (.00)
                                                        ===========      ===========      ===========      ===========



        Weighted average common shares outstanding        2,260,000        2,260,000        2,260,000        2,260,000
                                                        ===========      ===========      ===========      ===========





                                      The accompanying notes are an integral part
                                        of the condensed financial statements.

                                                       F-3

                            RICH HOLDINGS GROUP, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                           Six Months Ended
                                                                June 30,
                                                          2003           2002
                                                          ----           ----



Cash used in operating activities                        $(1,807)       $(3,685)
                                                         -------        -------

Cash flows from financing activities
     Due to related party                                  1,807          3,685
                                                         -------        -------

Cash provided by financing activities                      1,807          3,685
                                                         -------        -------

Net change in cash                                          --             --
                                                          (1,122)        (1,122)


Cash - beginning of period                                  --             --
                                                         -------        -------

Cash - end of period                                     $  --          $  --
                                                         =======        =======




                  The accompanying notes are an integral part
                     of the condensed financial statements.

                            RICH HOLDINGS GROUP, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2002.

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

     The Company is a "blank check" Company and has experienced no significant change in liquidity, capital resources or stockholders' equity other than the receipt of proceeds for its operating expenses. Substantially all of such funds have been used to pay expenses incurred by the Company.

     RESULTS OF OPERATIONS

     During the six months ended June 30, 2003 and 2002, the Company had engaged in no significant operations other than the acquisition of capital for general and administrative expenses and registration of its securities under the Securities Exchange Act of 1934. During these periods, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees.

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


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     STATEMENT OF CASH FLOWS

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest and taxes for the six months ended June 30, 2003 and 2002.

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

     The Company is currently an inactive company and has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $28,000 expiring in the year 2023. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $11,000 and has been offset by a full valuation allowance. For the six months ended June 30, 2003 and 2002, based on an effective tax rate of 40%, the valuation allowance increased by $1,543 and $1,961, respectively.

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


4.   RELATED PARTY TRANSACTIONS

     The caption "Due to related company" are loans that are unsecured non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The Company's operating expenses in 2002 were paid by the related company.

     The balance due to the related company, at June 30, 2003 was $16,925.