Form 10QSB
period 2003-09-30
RICH HOLDINGS GROUP INC
filed 2003-11-19
CIK 1100886

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT
                                     OF 1934

                      For Quarter ended September 30, 2003

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

                          Commission File No 000-30552

                            RICH HOLDINGS GROUP, INC.
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

         Nevada                                              13-4025362
         ------                                              ----------
(State or other jurisdiction                            (IRS Employer ID Number)
of incorporation or organization)


                515 Madison Avenue,21ST FLOOR New York, NY 10022
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 755-3636
                            -------------------------
                           (Issuer's Telephone Number)

                                       N/A
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

     As of September 30, 2003, the Issuer had 3,800,000 shares of Common Stock, par value $.001 per share, issued and outstanding.

                                     PART I

Item 1. Financial Statements and Exhibits

     (a) The unaudited financial statements of Registrant for the three months ended September 30, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                            RICH HOLDINGS GROUP, INC.

                               SEPTEMBER 30, 2003
                                 (NOT REVIEWED)






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


CONDENSED STATEMENTS OF OPERATIONS                                      F-3


CONDENSED STATEMENTS OF CASH FLOWS                                      F-4


NOTES TO CONDENSED FINANCIAL STATEMENTS                                 F-5

                            RICH HOLDINGS GROUP, INC.

                             CONDENSED BALANCE SHEET
                                 (NOT REVIEWED)

                               SEPTEMBER 30, 2003




                                     Assets
                                     ------


Current assets
     Cash and cash equivalents                                         $   --
                                                                       --------

         Total assets                                                  $   --
                                                                       ========


                    Liabilities and Stockholders' Deficiency
                    ----------------------------------------


Current liabilities
     Accounts payable and accrued liabilities                          $ 10,545
     Due to related company                                              17,775
                                                                       --------

         Total liabilities                                               28,320
                                                                       --------

Stockholders' deficiency
     Common stock  - $.001 par value,
         authorized 20,000,000 shares,
         issued and outstanding 2,260,000 shares                          2,260
     Deficit                                                            (28,561)
                                                                       --------

                                                                        (26,301)
     Stock subscription receivable                                       (2,019)
                                                                       --------

         Total stockholders' deficiency                                 (28,320)
                                                                       --------

         Total liabilities and stockholders' deficiency                $   --
                                                                       ========


                 The accompanying notes are an integral part of
                       the condensed financial statements.




                                             RICH HOLDINGS GROUP, INC.

                                         CONDENSED STATEMENTS OF OPERATIONS
                                                 (NOT REVIEWED)





                                                              Three Months Ended           Nine Months Ended
                                                                September 30,                    September 30,
                                                                -------------                    -------------
                                                            2003              2002           2003             2002
                                                            ----              ----           ----             ----

Cost and expenses
     Selling and administrative expenses                $       659      $     2,090      $     4,517      $     6,922
                                                        -----------      -----------      -----------      -----------

               Operating loss                                  (659)          (2,090)          (4,517)          (6,922)

Interest expense                                               --               --               --                 70
                                                        -----------      -----------      -----------      -----------

               Loss before provision for
                  income taxes                                 (659)          (2,090)          (4,517)          (6,992)

Provision for income taxes                                     --               --               --               --
                                                        -----------      -----------      -----------      -----------

               Net loss                                 $      (659)     $    (2,090)     $    (4,517)     $    (6,992)
                                                        ===========      ===========      ===========      ===========


        Loss per common share                           $      (.00)     $     (.00)      $      (.00)     $      (.00)
                                                        ===========      ===========      ===========      ===========



        Weighted average common shares outstanding        2,260,000        2,260,000        2,260,000        2,260,000
                                                        ===========      ===========      ===========      ===========




                                                The accompanying notes are an integral part of
                                                       the condensed financial statements.







                               RICH HOLDINGS GROUP, INC.

                          CONDENSED STATEMENTS OF CASH FLOWS
                                    (NOT REVIEWED)




                                                             Nine Months Ended
                                                                September 30,
                                                                -------------
                                                       2003                       2002
                                                       ----                       ----


Cash used in operating activities                     $(2,657)                   $(4,927)
                                                      -------                    -------

Cash flows from financing activities
     Due to related party                               2,657                      4,927
                                                      -------                    -------

Cash provided by financing activities                   2,657                      4,927
                                                      -------                    -------

Net change in cash                                       --                         --
                                                       (1,122)                    (1,122)


Cash - beginning of period                               --                         --
                                                      -------                    -------

Cash - end of period                                  $  --                      $  --
                                                      =======                    =======



                     The accompanying notes are an integral part of
                           the condensed financial statements.


                                          F-4


                            RICH HOLDINGS GROUP, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (NOT REVIEWED)




     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2002.

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


     RESULTS OF OPERATIONS

     During the nine months ended September 30, 2003 and 2002, the Company had engaged in no significant operations other than the acquisition of capital for general and administrative expenses and registration of its securities under the Securities Exchange Act of 1934. During these periods, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees.

                            RICH HOLDINGS GROUP, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (NOT REVIEWED)




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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     STATEMENT OF CASH FLOWS

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest and taxes for the nine months ended September 30, 2003 and 2002.

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

                            RICH HOLDINGS GROUP, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (NOT REVIEWED)



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

     The Company is currently an inactive company and has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $28,000 expiring in the year 2023. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $11,000 and has been offset by a full valuation allowance. For the nine months ended September 30, 2003 and 2002, based on an effective tax rate of 40%, the valuation allowance increased by $1,807 and $2,797, respectively.

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

     The balance due to the related company, at September 30, 2003 was $17,775.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

     The Company is considered a development stage company with limited assets or capital, and with limited operations or income since inception in April,2000. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the company have been paid for by the controlling shareholders of the Company who are also its officers and directors. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and any additional needed funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future. Current shareholders have not agreed upon the terms and conditions of future financing and such undertaking will be subject to future negotiations, except for the express commitment of the officers and directors to fund required filings pursuant to the Securities Exchange Act of 1934 (the " `34 Act"). Repayment of any such funding will also be subject to such negotiations. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

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

Plan of Operation

     The Company has entered into negotiations to acquire a privately held company in exchange for issuance of a controlling interest in the Company's common stock. In the event that negotiations are not concluded successfully, then during the next twelve months, the Company will continue to actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1, above. Because the Company has limited funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. The Company will not make it a condition that the target company must repay funds advanced by its officers and directors. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be to private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

                                     PART II



Item 6.  Exhibits and reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.       Description
-----------       --------------------------------------------------------------

3.1               Articles of Incorporation of Rich Holdings Group, Inc. (1)

3.2               By-Laws of Rich Holdings Group, Inc. (1)

31                Certification under Section 302 of the Sarbanes-Oxley Act of
                  2002

32 Certification pursuant to 18 U.s.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
------------------------

(1) Incorporated by reference from the Form 10-SB filed by the Company on February 7, 2001

     (b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 2003.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 18, 2003                      RICH HOLDINGS GROUP, INC.


                                              /s/ John R. Rice, III
                                              ----------------------------------
                                                  John R. Rice, III, President