Form 10KSB
period 2003-12-31
RICH HOLDINGS GROUP INC
filed 2004-04-28
CIK 1100886

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES
EXCHANGE  ACT OF 1934

      For the transition period from                   to
                                     -----------------    -----------------
       Commission file number 0-26509

                            RICH HOLDINGS GROUP, INC.
                      -------------------------------------
                     (Name of small business in its charter)

           Nevada                                                 13-4025362
 ------------------------------                                 ---------------
(State or other jurisdiction of                                (IRS Employer
 Incorporation or Organization)                                Identification #)


                         515 Madison Avenue, 21st floor
             -------------------------------------------------------
            (Address of Principal Executive Office street and number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,260,000 as of March 31, 2004.

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

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

General

     Rich Holdings Group, Inc. was incorporated under the laws of the State of Delaware on November 22, 1996 as R.C. Holding Corp. On June 30, 2000, R.C. Holding Corp. was merged into its wholly owned subsidiary, Rich Holdings Group, Inc., a Nevada corporation ("Rich/the "Company") for the purpose of changing the Company's domicile to Nevada. At that time the Company also changed its name to Rich Holdings Group, Inc. The Company is in the early promotional stage. To date the Company's only activities have been organizational ones, directed at the raising of capital, and preliminary efforts to seek one or more properties or businesses for acquisition. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.

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

     As of the end of its fiscal year ending December 31, 2003, the Company had not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

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

     In the event the Company is unable to identify and complete an acquisition with a suitable candidate, the Company may decide to commence business operations in one of the business sectors which it has identified as having the best potential for success of the Company. If the Company does determine to proceed in that manner, it will need to raise capital to do so, and there is no assurance that it will be successful in such endeavor.


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

Investigation and Selection of Business Opportunities
-----------------------------------------------------

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

Form of Acquisition
-------------------

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

     It is anticipated that any securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the ransaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

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

Competition
-----------

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

Employees
---------

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the security holders of the Company during the fiscal quarter which ended December 31, 2003.

                                     Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There has been no established public trading market for the Company's securities since its inception on March 22, 1996. As of December 31, 2003 there were 2,260,000 shares outstanding, and the Company has 30 shareholders of record. No dividends have been paid to date and the Company's Board of directors does not anticipate paying dividends in the foreseeable future.

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

Results of Operations
---------------------

     As of December 31, 2003, the Company has an accumulated deficit of $31,627. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

     The Company anticipates incurring a loss during fiscal year ending December 31, 2004 as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Need for Additional Financing
-----------------------------

     It is anticipated that the Company will require additional capital in order to meet its cash needs for the next year, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.

     No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuanceof additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding he foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering.

     The Company may also seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see "Certain Relationships and Transactions."



ITEM 7. FINANCIAL STATEMENTS.

4.   INCOME TAXES

     The Company has a Federal net operating loss carry forward of approximately $28,000 expiring in the year 2003. The tax benefit of this net operating losses is approximately $11,000 and has been offset by a full allowance for business contributions under IRC Section 381. For the period ended December 31, 2003 the valuation allowance increased by $3,033


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.

     There have been no changes in or disagreements with accountants on accounting matters or financial disclosure.


                                    Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The directors and executive officers currently serving the Company are as follows:

Name                   Age                        Position(s) held
----                   ---                        ----------------

John R. Rice, III       60                    President, Director
John Beasty             64                    Secretary, Treasurer, Director

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

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

     Company management, and the other principal shareholders of the Company, intend to actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjuncion with any sale of shares by officers, directors or affiliates of the Company which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to Company officers, directors and affiliates to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company's other shareholders. In making any such sale, Company officers, directors and affiliates may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

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

 3.2 Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 11, 2000.

 14.1          Company Code of Ethics

 31.1          Certificate under Section 302 of Sarbanes Oxley Act of 2002

 32.1          Certificate under Section 906 of the Sarbanes Oxley Act of 2002

     (b) The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2003.

                                   SIGNATURES


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 26, 2004

                                            RICH HOLDINGS GROUP, INC.


                                            By:  /s/  John R. Rice, III
                                               -------------------------------
                                                      John R. Rice, III,
                                                      President, Director


                                            By:  /s/  John F. Beasty
                                               -------------------------------
                                                      John F. Beasty, Treasurer,
                                                      Secretary, and Director

                            RICH HOLDINGS GROUP, INC.

                                DECEMBER 31, 2003
                                 (NOT REVIEWED)






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



                            RICH HOLDINGS GROUP, INC.

                             CONDENSED BALANCE SHEET
                                 (NOT REVIEWED)

                                DECEMBER 31, 2003


                                                         Years Ended  December31,
                                                             2003        2002
                                                           --------    --------

                                     Assets
                                     ------

Current assets
     Cash and cash equivalents                             $   --      $   --
                                                           --------    --------

         Total assets                                      $   --      $   --
                                                           ========    ========


                    Liabilities and Stockholders' Deficiency
                    ----------------------------------------

Current liabilities
     Accounts payable and accrued liabilities              $ 13,611    $  8,685
     Due to related company                                  17,775      15,118
                                                           --------    --------

         Total liabilities                                   31,386      23,803
                                                           --------    --------

Stockholders' deficiency
     Common stock  - $.001 par value,
         authorized 20,000,000 shares,
         issued and outstanding 2,260,000 shares              2,260       2,260
     Deficit                                                (31,627)    (24,044)
                                                           --------    --------

                                                            (29,367)    (21,784)
     Stock subscription receivable                           (2,019)     (2,019)
                                                           --------    --------

         Total stockholders' deficiency                     (31,386)    (23,803)
                                                           --------    --------

         Total liabilities and stockholders' deficiency    $   --      $   --
                                                           ========    ========


                 The accompanying notes are an integral part of
                       the condensed financial statements.

                                        2

                            RICH HOLDINGS GROUP, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                 (NOT REVIEWED)



                                                            Years Ended
                                                            December 31,
                                                            ------------
                                                         2003          2002
                                                         ----          ----

Cost and expenses
     General and administrative expense
        Edgar filing service fees                    $     1,133    $     3,232
        Professional fees                                  6,450            721
                                                     -----------    -----------

      Total cost and expenses                              7,583          3,953

Interest expense                                            --               70
                                                     -----------    -----------

               Loss before provision for
                  Income taxes                            (7,583)        (4,023)

Provision for income taxes                                  --             --
                                                     -----------    -----------

               Net loss                              $    (7,583)   $    (4,023
                                                     ===========    ===========



        Loss per common share                        $      (.00)   $      (.00)
                                                     ===========    ===========



        Weighted average common shares outstanding     2,260,000      2,260,000
                                                     ===========    ===========


                 The accompanying notes are an integral part of
                       the condensed financial statements.

                            RICH HOLDINGS GROUP, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (NOT REVIEWED)



                                                                 Years Ended
                                                                 December 31,
                                                             2003         2002
                                                             ----         ----

Cash flows from operating activities
       Net loss                                            $(7,583)     $(4,023)
      Changes in assets and liabilities:
         Accounts payable and accrued expenses               4,926       (1,023)

Cash used in operating activities                           (2,657)      (5,046)

Cash flows from financing activities
     Due to related party                                    2,657        5,046
                                                           -------      -------

Cash provided by financing activities                        2,657        5,046
                                                           -------      -------

Net change in cash                                            --           --
                                                            (1,122)      (1,122)


Cash - beginning of period                                    --           --
                                                           -------      -------

Cash - end of period                                       $  --        $  --
                                                           =======      =======


                 The accompanying notes are an integral part of
                       the condensed financial statements.

                            RICH HOLDINGS GROUP, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (NOT REVIEWED)


     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twelve months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2002.

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


     RESULTS OF OPERATIONS

     During the years ended December 31, 2003 and 2002, the Company had engaged in no significant operations other than the acquisition of capital for general and administrative expenses and registration of its securities under the Securities Exchange Act of 1934. During these periods, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees.

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


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     STATEMENT OF CASH FLOWS

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest and taxes for the years ended December 31, 2003 and 2002.

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

     The Company is currently an inactive company and has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $28,000 expiring in the year 2023. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $11,000 and has been offset by a full valuation allowance. For the years ended December 31, 2003 and 2002, based on an effective tax rate of 40%, the valuation allowance increased by $3,033 and $1,609, respectively.

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


4.   RELATED PARTY TRANSACTIONS

     The caption "Due to related company" are loans that are unsecured non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The Company's operating expenses in 2003 were paid by the related company.

     The balance due to the related company, at December 31, 2003 was $17,775.