Form 10QSB
period 2004-03-31
RICH HOLDINGS GROUP INC
filed 2004-05-27
CIK 1100886

SECURITIES AND EXCHANGE COMMISSION (2)

                             Washington, D.C. 20549

                                   Form 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For Quarter ended March 31, 2004

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to ________________

                           Commission File No 0-32307

                            RICH HOLDINGS GROUP, INC.
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Nevada                               13-4022362
                  --------                              ----------
       (State or other jurisdiction              (IRS Employer ID Number)
     of incorporation or organization)


               Suite 2100, 515 Madison Avenue, New York, NY 10022
               --------------------------------------------------
                    (Address of principal executive offices)

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

     As of March 31, 2004, the Issuer had 2,260,000 shares of Common Stock, par value $.001 per share, issued and outstanding.

Item 1. Financial Statements and Exhibits

     (a) The unaudited financial statements of Registrant for the three months ended March 31, 2004, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                            RICH HOLDINGS GROUP, INC.

                                 MARCH 31, 2004
                                 (NOT REVIEWED)




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

                            RICH HOLDINGS GROUP, INC.

                             CONDENSED BALANCE SHEET
                                 (NOT REVIEWED)

                                 MARCH 31, 2004




                                     Assets
                                     ------

Current assets
     Cash and cash equivalents                                         $   --
                                                                       --------

         Total assets                                                  $   --
                                                                       --------




                    Liabilities and Stockholders' Deficiency
                    ----------------------------------------

Current liabilities
     Accounts payable/Accrued expenses                                 $ 13,513
     Due to related party                                                18,748
                                                                       --------

         Total Liabilities                                               32,261
                                                                       --------


Stockholders' deficiency
     Common stock  - $.001 par value,
         authorized 200,000,000 shares,
         issued and outstanding 2,260,000 shares                          2,260
     Deficit                                                            (32,502)
                                                                       --------
                                                                        (30,242)
                                                                       --------

     Stock subscription receivable                                       (2,019)
         Total stockholders' deficiency                                 (32,261)
                                                                       --------

         Total liabilities and stockholders' deficiency                $   --
                                                                       ========


                 The accompanying notes are an integral part of
                       the condensed financial statements.

                            RICH HOLDINGS GROUP, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                 (NOT REVIEWED)


                                                        Three Months Ended
                                                              March 31,
                                                    ---------------------------
                                                      2 0 0 4          2 0 0 3
                                                    -----------     -----------


Cost and expenses
     Selling and administrative expenses            $       875     $       770
                                                    -----------     -----------

         Operating loss                                    (875)           (770)



         Net loss                                   $      (875)    $      (770)
                                                    ===========     ===========



Loss per common share                               $      (.00)    $      (.00)
                                                    ===========     ===========

Weighted average common shares outstanding            2,260,000       2,260,000
                                                    ===========     ===========



                 The accompanying notes are an integral part of
                       the condensed financial statements.

                            RICH HOLDINGS GROUP, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (NOT REVIEWED)


                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                             2 0 0 4  2 0 0 3
                                                             -------  -------


Cash flows from operating activities
     Net loss                                                 $(875)   $(770)
     Adjustments to reconcile net loss to net cash
             used in operating activities:
         Accrued expenses                                       (98)     770
                                                              -----    -----

Cash used in operating activities                              (973)    --

Cash flows from financing activities
         Due to related party                                   973     --

Cash provided by financing activities                           973     --

Net change in cash                                             --       --

Cash - beginning of period                                     --       --
                                                              -----    -----

Cash - end of period                                          $--      $--
                                                              =====    =====


                The accompanying notes are an integral part of
                       the condensed financial statements.

                            RICH HOLDINGS GROUP, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (NOT REVIEWED)


1.   BUSINESS DESCRIPTION - ORGANIZATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2003.

     On August 19, 2000, Rich Holdings Group, Inc. (the "Company") was incorporated under the laws of the State of Nevada. The Company may engage in any business that is permitted by the general corporation law of Nevada. The majority of shareholders voted on February 20, 2000 to divide the company in to the following business sectors (I) financial industry; (II) consumer products industry; (III) E-commerce industry; and, (IV) emerging technology. The company is seeking additional entities to acquire in order to complete its business plan.

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

     RESULTS OF OPERATIONS

     For the three months ended March 31, 2004 and 2003, the Company had engaged in no significant operations other than the acquisition of capital for general and administrative expenses and registration of its securities under the Securities Exchange Act of 1934. During this period, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees.

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

                            RICH HOLDINGS GROUP, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (NOT REVIEWED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     STATEMENT OF CASH FLOWS

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest and taxes for the three months ended March 31, 2004 and 2003.

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

     USE OF ESTIMATES

     The preparation of the accompanying condensed financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

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

                               ALPHA HOLDING, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (NOT REVIEWED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     INCOME TAXES (Continued)

     The Company is currently an inactive company and has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $28,000 expiring in the year 2023. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $11,000 and has been offset by a full valuation allowance. For the three months ended March 31, 2004 and 2003, based on an effective tax rate of 40%, the valuation allowance increased by $350 and $308, respectively.

     The use of net operating loss carryforward is subject to limitations imposed by the Internal Revenue Service in the event of the change in control.


3. COMMON STOCK

     The Company is authorized to issue 20,000,000 shares of par value $.001 common stock. On April 19, 2000 300,000 restricted shares were issued to John R. Rice III, President for $.001 per share, and 300,000 restricted shares were issued to Joseph F. Ingrassia, Secretary, for $.001 per share.

     On May 3, 2000, 1,280,000 restricted shares were issued to John R. Rice III, President, and/or affiliates, for $.001 per share, and 380,000 restricted shares were issued to Joseph F. Ingrassia, Secretary, and/or affiliates, for $.001 per share.


4. RELATED PARTY TRANSACTIONS

     The caption "Due to related Company" are loans that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The Company's operating expenses in 2004 and 2003 were paid by the related company.

     The balance due to the related company, at March 31, 2004 was $18,748.

Item 2. Management's Discussion and Analysis or Plan of Operation

     The Company is considered a development stage company with limited assets or capital, and with limited operations or income since inception in January, 2000. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the company have been paid for by the controlling shareholders of the Company who are also its officers and directors. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and any additional needed funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future. Current shareholders have not agreed upon the terms and conditions of future financing and such undertaking will be subject to future negotiations, except for the express commitment of the officers and directors to fund required filings pursuant to the Securities Exchange Act of 1934 (the " `34 Act"). Repayment of any such funding will also be subject to such negotiations. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

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


                                     PART II

Item 6. Exhibits and reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.   Description
-----------   ------------------------------------------------------------------
3.1           Articles of Incorporation of Rich Holdings Group, Inc. (1)
3.2           By-Laws of Rich Holdings Group, Inc. (1)
31.1          Certifications under Section 302 of the Sarbanes-Oxley Act of 2002
32.1          Certifications under Section 906 of the Sarbanes-Oxley Act of 2002


(1) Incorporated by reference from the Form 10-SB filed by the Company on January 11, 2000.

     (b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 2004.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 21, 2004                      RICH HOLDINGS GROUP, INC.

                                           /s/  John R. Rice, III
                                           -------------------------------------
                                                John R. Rice III, President



                                           /s/ John F. Beasty
                                           -------------------------------------
                                               John F. Beasty, Secretary