Form 10QSB
period 2004-09-30
RICH HOLDINGS GROUP INC
filed 2004-11-22
CIK 1100886

SECURITIES AND EXCHANGE COMMISSION (2)

                             Washington, D.C. 20549

                                   Form 10-QSB

                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                     OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                      For Quarter ended September 30, 2004

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

     As of September 30, 2004, the Issuer had 2,260,000 shares of Common Stock, par value $.001 per share, issued and outstanding.

Item 1. Financial Statements and Exhibits

     (a) The unaudited financial statements of Registrant for the three months ended September 30, 2004, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                            RICH HOLDINGS GROUP, INC.

                               SEPTEMBER 30, 2004
                                 (NOT REVIEWED)






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

                               SEPTEMBER 30, 2004





                                     Assets
                                     ------


Current assets
     Cash and cash equivalents                                         $   --
                                                                       --------

         Total assets                                                  $   --
                                                                       ========


                    Liabilities and Stockholders' Deficiency
                    ----------------------------------------


Current liabilities
     Accounts payable and accrued liabilities                          $ 16,459
     Due to related company                                                   0
                                                                       --------

         Total liabilities                                               16,459
                                                                       --------

Stockholders' deficiency
     Common stock  - $.001 par value,
         authorized 20,000,000 shares,
         issued and outstanding 2,260,000 shares                          2,260
     Deficit                                                            (16,700)
                                                                       --------

                                                                        (14,440)
     Stock subscription receivable                                       (2,019)
                                                                       --------

         Total stockholders' deficiency                                 (16,459)
                                                                       --------

         Total liabilities and stockholders' deficiency                $   --
                                                                       ========




                 The accompanying notes are an integral part of
                       the condensed financial statements.

                                    RICH HOLDINGS GROUP, INC.

                               CONDENSED STATEMENTS OF OPERATIONS
                                         (NOT REVIEWED)



                                               Three Months Ended            Nine Months Ended
                                                  September 30,                 September 30,
                                           --------------------------    --------------------------
                                               2004           2003           2004           2003
                                           -----------    -----------    -----------    -----------

Cost and expenses
     Selling and administrative expenses   $     2,847    $       659    $     5,272    $     4,517
                                           -----------    -----------    -----------    -----------

               Operating loss                   (2,847)          (659)        (5,272)        (4,517)

Other income                                    20,198           --           20,198
                                           -----------    -----------    -----------    -----------

               Loss before provision for
                  income taxes                  17,351           (659)        14,926         (4,517)

Provision for income taxes                        --             --             --             --
                                           -----------    -----------    -----------    -----------

               Net income/(loss)           $    17,351    $      (659)   $    14,926    $    (4,517)
                                           ===========    ===========    ===========    ===========


        Loss per common share              $      (.00)   $      (.00)   $      (.00)   $      (.00)
                                           ===========    ===========    ===========    ===========



        Weighted average common
                  shares outstanding         2,260,000      2,260,000      2,260,000      2,260,000
                                           ===========    ===========    ===========    ===========




                         The accompanying notes are an integral part of
                               the condensed financial statements.
                                                3

                            RICH HOLDINGS GROUP, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (NOT REVIEWED)




                                                           Nine Months Ended
                                                             September 30,
                                                          2004           2003
                                                         -------        -------



Cash used in operating activities                        $(2,423)       $(2,657)
                                                         -------        -------

Cash flows from financing activities
     Due to related party                                  2,423          2,657
                                                         -------        -------

Cash provided by financing activities                      2,423          2,657
                                                         -------        -------

Net change in cash                                          --             --
                                                          (1,122)        (1,122)


Cash - beginning of period                                  --             --
                                                         -------        -------

Cash - end of period                                     $  --          $  --
                                                         =======        =======




                 The accompanying notes are an integral part of
                       the condensed financial statements.
                                        4

                            RICH HOLDINGS GROUP, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (NOT REVIEWED)


     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2003.

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

     RESULTS OF OPERATIONS

     During the nine months ended September 30, 2004 and 2003, the Company had engaged in no significant operations other than the acquisition of capital for general and administrative expenses and registration of its securities under the Securities Exchange Act of 1934. During these periods, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     STATEMENT OF CASH FLOWS

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest and taxes for the nine months ended September 30, 2004 and 2003.

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

     The Company is currently an inactive company and has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carry forward of approximately $16,700 expiring in the year 2023. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $6,700 and has been offset by a full valuation allowance. For the nine months ended September 30, 2004 and 2003, based on an effective tax rate of 40%, the valuation allowance decreased and increased by $7,700 and $1,807, respectively.

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

     The balance due to the related company, at September 30, 2004 was $0.

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

ITEM 3. CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.





                                     PART II

Item 6. Exhibits and reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.   Description
-----------   --------------------------------------------------------------
3.1           Articles of Incorporation of Rich Holdings Group, Inc. (1)
3.2           By-Laws of Rich Holdings Group, Inc. (1)
31.1          Certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2          Certification under Section 302 of the Sarbanes-Oxley Act of 2002
32.1          Certification under Section 906 of the Sarbanes-Oxley Act of 2002
32.2          Certification under Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference from the Form 10-SB filed by the Company on January 11, 2000.

     (b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 2004.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   November 19, 2004                    RICH HOLDINGS GROUP, INC.

                                              /s/  John R. Rice, III
                                              ----------------------------------
                                              John R. Rice III, President



                                              /s/ Liang Wei Guang
                                              ----------------------------------
                                              Liang Wei Guang, Secretary